Form 10-K
period 2025-12-31
20/20 Biolabs, Inc.
filed 2026-03-31
CIK 1139685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-43128

20/20 BIOLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-2272107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15810 Gaither Road, Suite 235, Gaithersburg, MD	20877
(Address of principal executive offices)	(Zip Code)

240-453-6339
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AIDX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates could not be determined because the registrant’s common stock was not yet trading on any exchange. As of such date, there were 4,823,125 shares of common stock issued and outstanding, of which 1,384,177 shares were held by affiliates. Executive officers, directors and each person who owns 10% or more of the outstanding common stock may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2026, there were a total of 10,442,960 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

20/20 Biolabs, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2025

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to 20/20 Biolabs, Inc., a Delaware corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the market in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1.	BUSINESS.

Overview

We develop and commercialize AI-powered, laboratory-based blood tests for the early detection and prevention of cancers and chronic diseases.

We offer two families of lab tests, both under our OneTest brand: (i) OneTest for Cancer, a multi-cancer early detection, or MCED, and (ii) OneTest for Longevity, which measures inflammatory biomarkers, that was launched in February 2026 (the Longevity test is also being branded “OneTest for Workplace Wellness” when marketed to self-insured employers). Both tests are run in our CAP (College of American Pathologists) accredited, CLIA (Clinical Laboratory Improvement Amendments) licensed laboratory in Gaithersburg, MD. This laboratory also hosts our Clinical Laboratory Innovation Accelerator, or CLIAx, which we believe is the country’s first shared CLIA laboratory for overseas diagnostics start-ups seeking to launch novel lab tests in the U.S. without the expense of establishing and operating their own independent lab.

Our legacy business also includes a pioneering field test kit for screening suspicious powders for bioterror agents known as BioCheck.

For the years ended December 31, 2025 and 2024, sales of OneTest for Cancer accounted for approximately 88% and 85% of our revenues respectively, while sales of BioCheck accounted for approximately 8% and 10% of our revenues, respectively, and our CLIAx accounted for approximately 4% and 5% of our revenues, respectively.

Corporate History

We were incorporated in the State of Delaware on August 7, 2000 under the name 20/20 BioSystems, Inc. On September 19, 2000, our name was changed to 20/20 Gene Systems, Inc., on June 27, 2021, our name was changed to 20/20 GeneSystems, Inc. and on March 19, 2025, our name was changed to 20/20 Biolabs, Inc. We do not have any subsidiaries.

Products

OneTest for Cancer

The Problem

Of the ten deadliest cancers in the U.S., only three — breast, colon, and prostate — have widely adopted screening modalities. This is despite growing evidence that early detection saves or extends lives for cancers of the lung, liver, pancreas, esophagus, and ovaries, which are not yet the subject of widespread asymptomatic screening. The survival rate for the deadliest cancers is closely linked to the stage at the time of diagnosis. With lung cancer, for example, some studies show a five-year survival rate approaching 90% for screen-detected Stage 1 cancers (see Henschke, et al. “Survival of patients with Stage 1 Lung Cancer Detected on CT Screening,” N. Engl. J. Med. 355 (2006)). That survival plummets to under 5% for cancers first diagnosed in Stage 4.

To address this void, a few MCEDs have entered the market in recent years and are generating significant enthusiasm among many medical practitioners, policymakers, employers, and consumers. On February 3, 2026, the Medicare Multi-Cancer Early Detection (MCED) Screening Coverage Act was signed into law. This law creates a pathway for Medicare coverage of MCEDs intended to begin in 2028. As discussed in the sections that follow, we intend to pursue Medicare coverage for our MCED, as we believe it offers compelling advantages over competing tests priced two to three times higher than our OneTest for Cancer.

Additionally, on February 26, 2025, the “Firefighter Investments to Recognize Exposure to Cancer Act of 2025” was reintroduced as H.R. 1610. If enacted, the legislation would allocate $700 million in grants to American firefighters to receive MCED tests through the Federal Emergency Management Administration, or FEMA. FEMA and several states, including Maryland, New Hampshire, Louisiana, Vermont, and New Jersey, already reimburse their firefighters for obtaining MCEDs, including our OneTest for Cancer (firefighters have proven higher incidence and death rates for several cancers and are a major segment of our customer base). We expect many more states to appropriate funding to reimburse their fire departments for MCED tests like our OneTest for Cancer in 2026 and 2027.

This focus on MCEDs has been further bolstered by the activities of high-profile companies offering or developing circulating tumor DNA, or ctDNA, based tests, such as Grail’s Galleri test, following technological advances in next-generation DNA sequencing and machine learning techniques. While ctDNA-based tests are newer and are seeing growing use by scientists, clinicians, and self-insured employers, they are significantly more expensive and tend to miss many earlier stage cancers, as evidenced by the interim results of a randomized clinical trial in the United Kingdom that was announced by Grail in February 2026. As discussed in the sections below, the best available balance of evidence suggests that protein tumor marker based MCEDs, like our OneTest for Cancer, may overcome the limitations of ctDNA based tests for earlier stage detection. Additionally, ctDNA tests use larger quantities of blood that require venipuncture whereas proteomic-based MCEDs, like our OneTest for Cancer, work well with smaller volumes of capillary blood that can be easily collected in retail locations or at home without a phlebotomist.

Our Solution

To address this market, we are offering what we believe to be the first MCED blood tests to enter the American market based mainly on a panel of protein tumor markers, or PTMs. PTMs have been extensively validated and are widely utilized in certain regions of the world for cancer screening (the Premium version of OneTest also includes inflammatory and metabolic biomarkers). Our patented approach improves upon the use of these biomarkers with various algorithms and is powered by AI. We believe that ours is the first and only MCED on the market in the U.S. that (i) is available at a starting price of under $200, (ii) can be accessed at home without painful needles, and (iii) has been demonstrated in studies conducted in 2024 by National Cancer Institute, or the NCI, to correctly identify significant numbers of otherwise deadly cancers at early stages. These cancers include those of the lung, pancreas, and ovaries, which, when detected at an earlier stage, give the best chance of survival.

Our OneTest for Cancer algorithm combines the levels of protein biomarkers such as carcinoembryonic antigen, or CEA, alpha-fetoprotein, or AFP, prostate specific antigen, or PSA, and others, with patient information (e.g., age, gender, smoking history, etc.). We report the values of the biomarkers along with a proprietary score indicating the likelihood of being diagnosed with cancer within a year of the test date (a sample lab report for OneTest Standard is shown below).

OneTEST
for early detection of cancers

2020 BIOLABS

OneTest (Multi-Cancer Early Detection) Report

Female OneTest Panel

Patient	Sample	Ordering Provider
Name: Jane Doe	Accession # 373537	2020 Gene Systems R&D
Patient ID: 136648	Specimen Source: serum	Name: Research Development
DOB: 1990-01-18	Collect Date: 01/20/2023 9:01 AM	Phone: (240) 453-6339
Gender: Female	Received Date: 01/20/2023 10:01 AM	Address: 15810 Gaither Drive Suite 235
Email:	Report Date: 01/20/2023 1:01 AM	Gaithersburg, MD 20877

Your Result

Low Risk:

The tumor biomarker patterns in your blood sample showed low risk. In our database, only 0.3% of individuals with similar results were projected to have cancer within 12 months.

Tumor Marker	Result	Unit	Flag	Reference Range
AFP	1.61	ng/mL		0.0 - 8.3
CA125	9.10	U/mL		0.0 - 38.0
CA15-3	5.30	U/mL		0.0 - 26.0
CA19-9	5.00	U/mL		0.0 - 36.0
CEA	0.60	ng/mL		0.0 - 4.7
CYFRA21-1	1.42	ng/mL		0.0 - 2.37

Explanation

The OneTest algorithm analyzed your biomarkers based on a dataset of >27,000 asymptomatic individuals who were followed for at least one year after testing. Only 0.3% of individuals in our dataset with biomarker patterns similar to yours were diagnosed with cancer within one year of having their biomarkers tested. This places you in a low-risk category. You should continue to monitor your general health status under the guidance of a healthcare professional and adhere to standard cancer screening protocols as directed. According to the National Cancer Institute, the standard incidence rates of cancer range from 0.35%-2.2% from 40-85+ years of age, suggesting that your risk is not elevated over the general population.

Notes:

Reported tumor marker values were derived from Roche Elecsys chemiluminescence immunoassay kits approved by the US FDA for use in cancer prognosis or monitoring, but by regulators in several regions outside the US for use in cancer screening. OneTest is a Laboratory-Developed Test (LDT) that predicts risk of being identified as having cancer within 12-months of the test by using biomarker values together with subject age and gender. Percent risk can range, with low risk categorized as a 0.3% risk; mildly elevated risk categorized as a 2.2% risk; and moderately elevated risk categorized as a 10.2% risk. The algorithm for risk prediction was developed using data from populations outside of the US. The OneTest algorithm does NOT consider standard biomarker reference values and instead sets internal thresholds based on the training dataset. FDA does not currently clear or approve LDTs in the US, certification of the laboratory is required under CLIA to ensure quality and validity of tests. Genesys Biolabs, a division of 20/20 Genesystems, Inc. is a CAP-accredited lab to perform high complexity testing.

The National Cancer Institute data link: https://www.cancer.gov/about-cancer/causes-prevention/risk/age

Laboratory Director: Chih-Ling Zao, PhD, HCLD (ABB)
Genesys Biolabs, a division of 20/20 Genesystems, Inc., 15810 Gaither Drive, Suite 235, Gaithersburg, MD 20877
CLIA# 21D2037411, CAP# 8853535

OneTest Premium, introduced in late 2023, also includes inflammatory and metabolic biomarkers, which are essentially probing the affected individual’s immune and metabolic response to the cancer. Exclusively licensed from BioInfra Life Science, Inc., or BioInfra, OneTest Premium calculates the likelihood of eight specific tumor types rather than a pan-cancer likelihood score as is presented with OneTest Standard.

Since all the biomarkers tested in Standard are included in Premium, consumers of Premium, which comprise more than two-thirds of all OneTest customers, also get the Standard Report page.

We have positioned OneTest as a “top of funnel” first screening test due to its relatively low cost, higher sensitivity for earlier stage cancers, and ease of access due to the small amount of blood required. Those with abnormal OneTest results should receive follow-up, which in many cases may be limited to repeat testing to establish biomarker baselines and assess changes in biomarker values over time. Significantly high values or concerning changes in these values can subsequently, under the auspices of a healthcare provider, be followed up by imaging and ctDNA based MCEDs, which can better pinpoint location and type of possible malignancies. By way of example, suspicious results on a “top of funnel” first screening test might be used to indicate a second screening test which could be a molecular (ctDNA sequencing) or imaging modality which in turn might lead to tissue biopsy as the definitive diagnostic. This approach very much differentiates OneTest from competing tests, including other MCED tests, whether based on ctDNA, protein biomarkers or other modalities. Most of these other screening tests are placed further down in the funnel and lead directly to more expensive and more invasive definitive diagnostic tests. As such, these competing modalities focus more on achieving the highest levels of specificity in order to reduce the number of false positive results that could lead directly to an expensive and invasive test. Because OneTest is positioned at the “top of the funnel,” immediate follow-up tests are less expensive and generally not invasive (beyond a second blood draw). The performance characteristics of OneTest are more focused on sensitivity and the detection of true positives, as a result of accepting a lower specificity, as false positives will be removed further down the testing funnel.

Key Competitive Advantages

Our patented MCED approach, based on PTMs versus ctDNA, provides the following advantages (we refer to these advantages as our Straight A’s): Affordability, Accuracy for Earlier Stage Cancers, Accessibility, Acceleration Over Time, AI Compatible, Assists Imaging, and Advisory Expertise.

Affordability. Since the analyzers and reagents we utilize in our lab are individually approved by U.S. Food and Drug Administration, or the FDA, and widely used around the world, and feature “walk-away” automation and robotics, the costs to run these tests are quite low compared to DNA sequencing. Since our labor and reagent costs are lower, we can pass these savings on to the customer. Furthermore, in most cases, follow-up testing of high biomarkers is covered by insurance if prescribed by the customer’s own healthcare provider and can be run by other labs in-network with the customer’s health insurance plan. Our OneTest Standard is priced at under $200 versus $950 for Grail’s Galleri, the only other MCED being widely marketed in the U.S. at this time.

Accuracy for Earlier Stage Cancers. Evidence suggests that tumor antigens (proteins) are more readily detectable in the blood at earlier stages than ctDNA. PTMs are produced in large quantities by living cancer cells as a part of their normal biological function. These proteins are subsequently released into the surrounding tissue and blood. On the other hand, ctDNA is derived from dying tumor cells at single copy number per cell and one would expect minimal cell death in early-stage cancers which consist of relatively few cells as the tumor is still quite small. While DNA detection methods are very sensitive, given the very low amount of ctDNA released into blood, a very large blood sample would need to be collected to expect the sample to actually contain the ctDNA. Indeed, clinical studies have demonstrated that the sensitivity of ctDNA-based MCEDs for early-stage cancers is less than 20% (see (i) Pons-Belda OD, Fernandez-Uriarte A, Diamandis EP. “Can Circulating Tumor DNA Support a Successful Screening Test for Early Cancer Detection? The Grail Paradigm.” Diagnostics (Basel). 2021 Nov 23;11(12):2171. doi: 10.3390/diagnostics11122171. PMID: 34943407; PMCID: PMC8700281; (ii) Pons-Belda OD, Fernandez-Uriarte A, Diamandis EP. “Multi Cancer Early Detection by Using Circulating Tumor DNA-The Galleri Test.” Reply to Klein et al. The Promise of Multicancer Early Detection. Comment on ‘Pons-Belda et al. Can Circulating Tumor DNA Support a Successful Screening Test for Early Cancer Detection? The Grail Paradigm. Diagnostics 2021, 11, 2171’. Diagnostics (Basel). 2022 May 17;12(5):1244. doi: 10.3390/diagnostics12051244. PMID: 35626399; PMCID: PMC9141547; and (iii) Bittla P, Kaur S, Sojitra V, Zahra A, Hutchinson J, Folawemi O, Khan S. “Exploring Circulating Tumor DNA (CtDNA) and Its Role in Early Detection of Cancer: A Systematic Review.” Cureus. 2023 Sep 22;15(9):e45784. doi: 10.7759/cureus.45784. PMID: 37745752; PMCID: PMC10516512).

On February 19, 2026, Grail announced results from the U.K.’s National Health Service trial which compared annual screening with the Galleri MCED based on ctDNA against routine screenings among 142,000 adults aged 50-77 years. The study found that adding Galleri to conventional screening failed to reduce later stage III-IV cancer diagnoses over three years. While there is no comparable prospective trial data for OneTest, the best available balance of evidence suggests that yearly screening with the biomarkers measured in OneTest, aided with machine learning, would reduce the numbers of late-stage diagnoses.

BioInfra, the developer of OneTest Premium, published data for their related test offered in Korea, iFINDER, which is only slightly different from the test we offer (“Diagnostic value of combining tumor and inflammatory biomarkers in detecting common cancers in Korea” (2021) Clinica Chimica Acta, 516, 169-178). At our request, the data was recalculated, restricting the biomarkers to those used in OneTest Premium and resetting the individual cutoffs to achieve greater than 98% specificity for each cancer type. This data is from case-control (retrospective) cohorts including 1199 subjects (607 cases and 592 controls). Resulting data from these training/validation cohorts are reported in the table below:

Cancer	Stage	% Sensitivity @98% Specificity	Cancer	Stage	% Sensitivity @98% Specificity
Lung	Overall	51	Prostate	Overall	75.5
	Stage I	33.3		Stage I	100
	Stage II	61.1		Stage II	58.3
	Stage Ill	52.9		Stage III	88.9
	Stage IV	90.5
Liver	Overall	88.6	Ovary	Overall	73.7
	Stage I	85.7		Stage I	25
	Stage II	90.9		Stage II	100
	Stage Ill	100		Stage III	100
	Stage IV	100		Stage IV	80
Colorectal	Overall	72.1	Gastric	Overall	33.3
	Stage I	64.3		Stage I	27.3
	Stage II	80		Stage II	50
	Stage Ill	75.9		Stage III	80
	Stage IV	100	Breast	Overall	18.8
Pancreas	Overall	92.7		Stage I	15.4
	Stage I	85.7		Stage II	15.4
	Stage II	95.7		Stage III	57.1
	Stage Ill	100
	Stage IV	85.7

In the first quarter of 2023, BioInfra conducted a real-world analysis of their test performance based on data from Korean governmental cancer registries. It looked at results of the BioInfra test as reported in the health records of individual clients who purchased the test over several years (n=42,364) and correlated these results to health outcomes (cancer diagnoses) in the ensuing 12 months. The test performance was excellent compared to testing individual biomarkers alone, without our algorithms. BioInfra in their peer-reviewed publication, “Diagnostic value of combining tumor and inflammatory biomarkers in detecting common cancers in Korea” (2021) Clinica Chimica Acta, 516, 169-178, directly compared the area under the curve, or AUC, of the receiver operating characteristic curve for the MCED to that of single tumor markers (CEA for colon cancer, AFP for liver cancer, Cyfra 21.1 or CEA for lung cancer, PSA for prostate cancer). Note that a higher AUC indicates better performance and that the best possible AUC is 1.0.

Cancer	MCED AUC	Single Marker AUC
Colon	0.9603	0.7183
Liver	0.9685	0.7943
Lung	0.9424	0.7609
Prostate	0.9848	0.9635

Based on the retrospective (newly diagnosed cases) and prospective (pre-diagnostic cases) data available to date, the premium version is expected to have improved sensitivity and better organ specificity to help identify the tumor of origin. The following table summarizes the data available to date.

Cancer	Sensitivity	Specificity
Liver	47.1%	98.7%
Lung	45.5%	94.9%
Pancreatic	42.9%	99.2%
Prostate	42.2%	98.3%
Colorectal	34.0%	97.8%
Ovarian	29.7%	97.5%
Breast	20.2%	96.5%
Stomach	8.6%	98.4%

Typically, data generated from a pre-diagnostic cohort (i.e. specimens collected before a diagnosis) such as that shown above is less compelling data from newly diagnosed patients. It should also be noted that reducing the specificity to around 85% would substantially boost the sensitivity in a manner that would avoid missing many cancers while not a consequential number of false positives. We believe that with the “funnel” approach described above (i.e., repeating high biomarkers and utilizing ultrasound and other low-cost imaging technologies), a specificity of around 85% would identify most early stage cancer without causing too much expense to the healthcare system.

The following table demonstrates the performance of OneTest Premium for different cancer stages. The data is from case-control data provided by BioInfra (limiting to only the biomarkers used in OneTest Premium and holding the specificity for each cancer type at >98%). The specificity of our commercial test is approximately 95%, resulting in higher sensitivities than shown here. Please note that sensitivity is for single time point testing only. The sensitivity of most biomarkers in OneTest (CEA, carbohydrate antigen, or CA, 125, CA 19.9, AFP, PSA) have been shown in different studies to improve by 10-15% (absolute values) with serial (repeat) testing for cancers of the lung, ovaries, pancreas, liver and prostate.

Sensitivity (@ >98% Specificity)
Stage	OneTest
All	62%
I	44%
II	61%
III	77%
IV	86%

The OneTest data cited above was from an East Asian population. To assess our performance in an American cohort, in 2024, we participated in a blinded validation study of OneTest Premium sponsored and conducted by the NCI to compare the performance of various MCEDs. A more complete description of the study design can be found in LeeVan,E., et al., “Framework to Select Multi-Cancer Detection Assays in the National Cancer Institute’s Vanguard Study.” Cancer Epidemiol Biomarkers Prev (2025). We do not know which other companies were involved in this study, nor do we have access to the data from the other MCED tests to perform our own direct head-to-head comparison of the results. We were informed by several NCI staff scientists that our test was among the better performers in terms of sensitivity and specificity. Using blood specimens collected 18-30 years ago in healthy individuals up to six months prior to diagnosis as part of a prostate, lung, colorectal, and ovarian clinical trial, we correctly identified half of early stage pancreatic and ovarian cancers. The following graph was prepared by NCI’s new cancer screening research network team in May 2024. NCI estimated that the effective specificity of OneTest Premium was approximately 95%. For the purposes of this study, capillary collected samples were not available. However, as we have demonstrated equivalence in our labs between the use of capillary and venipuncture samples and as such the NCI study does inform on the performance of the capillary test by inference. Thus, we believe that the NCI study contributes to the validation of OneTest Standard and Premium.

Additional studies published in late 2025 using test panels nearly identical to OneTest build upon this evidence base. In a blinded validation study published in November 2025, investigators at MD Anderson Cancer Center reported that a protein based multicancer test—with most of the same biomarkers measured in OneTest (Standard version)—identified nearly 90% of early stage lung cancers and flagged multiple other cancers a median of 12–21 months prior to diagnosis, supporting the sensitivity of protein tumor markers during early oncogenesis. See “Validation of a blood test for multi-cancer risk stratification in a lung cancer screening cohort.” Fahrmann, et al. medRxiv preprint: https://doi.org/10.1101/2025.11.20.25340518.

A large, multicenter validation study published in October 2025 evaluated an AI enhanced blood test integrating seven well established protein tumor markers (6 of which are part of OneTest) across more than 15,000 participants from seven centers in three countries (USA, China, and Brazil). The study demonstrated consistent cancer signal detection across diverse populations, with measurable sensitivity even in Stage I disease and progressively higher detection rates as cancers advanced. See “A large-scale, multi-centre validation study of an AI-empowered blood-based test for multi-cancer early detection,” npj Precision Oncology volume 9, Article number: 321 (2025).

It should be noted that neither of the studies reported above use an identical product as our OneTest for Cancer. That said, they were close enough in terms of biomarkers analyzed and likely algorithm approach they support the validity of our test.

Accessibility. In 2024, our scientific and laboratory personnel successfully demonstrated equivalency in the performance of OneTest using capillary blood with that of venous blood. The requirement of engaging with a phlebotomist adds cost and burden to many of our customers, especially those who purchase OneTest online. Since our test requires only a fraction of the blood typically collected through venipuncture, we have shown that the test can function comparatively with capillary blood collected from fingerstick or the upper arm. Fortunately, several new devices are entering the market to improve capillary collection. Obviating the need for a phlebotomist should permit our test to be more easily accessed at pharmacy counters and even at home, thereby increasing uptake and adoption.

The small quantities of blood required permits capillary (upper arm) blood collection that can be easily self-administered at home, at retail outlets including pharmacies, and at workplaces (e.g., fire stations), avoiding the need for special appointments with phlebotomists and painful needles. Ease of access boosts compliance with follow-up testing which aids in the earlier detection of more cancers.

Acceleration Over Time. Many studies suggest that annual screening with PTMs boosts sensitivity for many cancer types (lung, pancreatic, liver, etc.), as described in more detail in the table below.

Tumor Antigen	Cancer Type	Evidence of Improvement in Detecting Early-Stage Cancers
CA125	Ovarian	Early-stage detection improves from 10% to 50% in high-risk women if tested quarterly and from 25% to 40% in normal risk postmenopausal women if tested yearly. See Skates et al. CCR 2017, Rosenthal et. al. JCO 2017, Jacobs Menon et. al. Lancet 2015.
CA19-9	Pancreatic	In a pre-diagnostic cohort (PLCO), levels of CA19-9 increased exponentially starting at 2 years prior to diagnosis with sensitivities reaching 60% at 99% specificity within 0-6 months prior to diagnosis for all cases and 50% at 99% specificity for cases diagnosed with early-stage disease. See Hanash et al. Lead-Time Trajectory of CA19-9 as an Anchor Marker for Pancreatic Cancer Early Detection - PubMed (nih.gov).
CA19-9 & CEA	Pancreatic	In a pre-diagnostic cohort (PLCO), levels of CA 19-9 and CEA demonstrated significant velocity related to time to diagnosis suggesting that serial measurements of these biomarkers may enhance panel performance. See Prediagnostic serum biomarkers as early detection tools for pancreatic cancer in a large prospective cohort study - PubMed (nih.gov).
CA-19-9	Biliary Tract	CA19-9 remained stable in patients who were cancer-free but increased early in those who developed biliary tract cancer. See Regular CA19-9 measurement might improve early detection of these malignancies. https://doi.org/10.1111/apt.15146
AFP	Liver	Most studies to date have evaluated AFP using a fixed threshold. We have found that algorithms that incorporate patient screening history increased the likelihood of earlier detection of hepatocellular carcinoma. The sensitivity of AFP alone was 59%. When we incorporate the trajectory, the sensitivity improves to 81%. See Tayob et al., Abstract #69, 11th NCI Early Detection Research Network Scientific Workshop (2019).
PSA	Prostate	The Maximum Likelihood Estimation-PSA, or MLE-PSA, model with a 50% cut-off probability has a sensitivity of 87%, specificity of 85%, positive predictive value, or PPV, of 89%, and negative predictive value, or NPV, of 82%. By contrast, a single PSA value with a 4ng/ml threshold has a sensitivity of 59%, specificity of 33%, PPV of 56%, and NPV of 36% using the same population of patients used to generate the MLE-PSA model. Based on serial PSA measurements, the use of the MLE-PSA model significantly (p-value < 0.0001) improves prostate cancer detection and reduces the need for prostate biopsy. See JDS-1173.pdf (jds-online.com).
CEA	Colorectal	In a study in the United Kingdom, CEA levels increased towards diagnosis in a significant proportion (1/3) of colorectal cancer cases (half of late-stage cases), whereas longitudinal profiles were static in both benign and non-cancer controls. Combining CEA with other biomarkers (e.g. CA-19.9) further improves detection capabilities for colorectal cancer according to various studies. See https://www.ncbi.nlm.nih.gov/pmc/articles/PMC4506388/.

Throughout East Asia, tumor antigens are routinely tested as part of yearly health checkups. We obtained real-world data from a cohort 135,236 individuals tested with at least for tumor markers (AFP, CEA, PSA, CA 19-9, and CA 125) at Chongqing Hospital (CHQ) in China, of which 433 were subsequently diagnosed with cancer.

Computers in Biology and Medicine 144 (2022) 105362

Furthermore, repeat testing of slightly high biomarkers at ~2-month intervals substantially lowers false positive rates, according to the medical directors of health checkup centers at Chang Gung Memorial Hospital in Taiwan and Seoul National University Hospital in Korea. Both of these reputable medical institutions have at least two decades of experience offering PTMs for screening.

AI Compatible. We believe that analyzing well established biomarkers like tumor proteins and inflammatory biomarkers permits AI to be meaningfully leveraged both in test development and in the interpretation of results by end users. In certain regions of the world, especially East Asia, an aggressive cancer screening posture has been common for decades. Tens of millions of individuals in Japan, Korea, China, and Taiwan undertake 3-5 hour “health checks” each year that usually include blood tests for an array of cancers. Typically, these blood tests measure the levels of between three to eight tumor antigens, which are proteins secreted by tumors that can be detected using antibodies. Large-scale observational studies by our collaborators in Taiwan using data from cancer registries demonstrate that these tests are useful for detecting even early-stage cancers (see Y.-H. We et al., “Cancer screening through a multi-analyte serum biomarker panel during health check-up examinations: Results from a 12-year experience,” Clinica Chemica Acta 450 (2015)). However, using our patented methodology, this screening approach can be rendered significantly more accurate using machine learning algorithms that integrate the outcomes of tens of thousands of tested individuals together with clinical factors (e.g., age, gender, smoking history, etc.) with the biomarker levels (see “Improving Multi-Tumor Biomarker Health Check-up Tests with Machine Learning Algorithms,” Cancers, 2020 Jun 1;12(6):1442).

We have directly demonstrated this advantage in real-world population studies including 27,938 individuals performed in collaboration with researchers in East Asia, where tumor antigens are currently used to test millions of individuals without the added value of our AI-enhanced methods (see “Cancers Screening in an Asymptomatic Population by Using Multiple Tumour Markers.” PLoS One. 2016;11(6) and “Improving Multi-Tumor Biomarker Health Check-up Tests with Machine Learning Algorithms” Cancers 2020 Jun 1;12(6):1442). These studies/publications indicate clear and significant improvements in AUC, sensitivity, and specificity for overall cancers as well as individual cancers. This research and development collaboration was pursuant to an exclusive license, technology transfer and commercialization agreement that we entered into with Taiwan-based Chang Gung Medical Memorial Hospital, Linkou, or CGMH, on November 21, 2018, and an option agreement to obtain this license that we entered into with CGMH on April 17, 2017. Pursuant to this agreement, we obtained an exclusive license to make, have made, use, sell, import, commercialize and otherwise distribute any product or service, including but not limited to subscriptions to cloud-based software as a service, that contains, relies on or was developed by CGMH’s technology, which includes CGMH’s raw data (including biomarker values and clinical information from individuals screened for cancer with a blood test at CGMH’s facilities), code, software, algorithms, know-how and methodology associated with a multi-biomarker approach for the screening of at least three cancer types developed in part or entirely by the CGMH Department of Laboratory Medicine, as well as improvements and derivatives thereof; provided that CGMH has the right to improve and use its technology for experimental use and/or management of human patients at any CGMH facility in Taiwan. As consideration for this license, we paid an option fee of $75,000 and a license fee of $150,000 in cash and $300,000 in common stock (through the issuance of 92,025 shares of common stock) upon exercise of the option. As further consideration, we agreed to pay CGMH royalties in the amount of 6% of Net Sales (as defined in the agreement); provided that if we are required to pay royalties to a third party, then the royalty due to CGMH shall be reduced by 1% for each 1% due to such third party; and provided further, that such royalty shall not in any event be less than 3%. We also agreed to pay CGMH $100,000 in cash upon the earlier of (i) our reaching $2 million in net sales of the licensed products or (ii) when the cumulative profit margin due to sales directly attributable to CGMH’s technology is at least $450,000. Neither of these milestones has been met. This agreement also includes a transitional assistance project involving the provision of clinical data (including prospective data), algorithm improvements, serum sample testing services, and clinical consulting. The term of this agreement is for twenty years commencing on February 1, 2018 (the date that the option was exercised) and the last-to-expire licensed patent is scheduled to expire in 2036. As of December 31, 2025, we have paid $233,173 in royalties to CGMH pursuant to this agreement.

State-of-the-art machine learning and other AI based programs require large amounts of data. Because PTMs are widely used for screening and early used in East Asia there is much published and unpublished data that can be leveraged without the burden and expense of running our own large scale clinical trials. This advantage is covered in several of our issued patents and pending patent applications.

In addition to being embedded in OneTest, AI is used by our consumers to help them interpret test results. Competing tests like Galleri (Grail) and CancerGuard (Exact Sciences), which do not disclose the biomarkers or gene sequences analyzed, practice a so-called “black box” approach. In contrast, our lab reports clearly display the biomarkers and their levels as is common with routine lab tests. This permits consumers to optionally upload their lab results into their preferred large language models like Chat GPT or Claude along with other information about prior tests, health and family history, lifestyle, symptoms, etc. and receive interpretation or advice if they so desire.

Assists Imaging. Published studies conclude that PTMs like AFP, CEA, and CA 19.9 can help resolve ambiguous findings on an ultrasound or CT scan to aid in the early detection of liver, testicular, lung, and pancreatic cancers. This phenomenon would be especially helpful where customers are offered MCEDs, ultrasound, and LDCT scans. For example, a team led by Sam Hanash at the MD Anderson Cancer Center has demonstrated how the levels of CEA, CA-125, and Cyfra (all part of our MCED) can help determine whether a pulmonary nodule found on a low-dose CT scan is likely benign or malignant. Ostrin, E. J., et al. (2021). “Contribution of a Blood-Based Protein Biomarker Panel to the Classification of Indeterminate Pulmonary Nodules.” Journal of Thoracic Oncology, 16(2), 228–236. Additionally, a meta-analysis concluded that the addition of AFP to ultrasound significantly increases sensitivity for the early detection of liver cancer. Tzartzeva K, et al. (2018) “Surveillance Imaging and Alpha Fetoprotein for Early Detection of Hepatocellular Carcinoma in Patients With Cirrhosis: A Meta-analysis. Gastroenterology.” 154(6):1706-1718.e1.

Advisory Expertise. Unlike novel ctDNA targets, PTMs have been used clinically and in research studies for decades. This allows us to offer expert medical consultants who have vast experience in using these biomarkers over many years to help advise patients and their doctors. For example, our Medical Director Sean Wang, MD has over a decade of experience evaluating thousands of PTM screening reports in Taiwan.

The OneTest Machine Learning Algorithm

OneTest is built around the installed base of existing FDA approved tumor marker detection kits which run on automated instruments available from companies like Roche Diagnostics, Abbott Diagnostics, Siemens Diagnostics, and others. In the U.S., approval for most of these kits, except PSA, is for monitoring of disease recurrence, not screening. While we are using these approved kits in an off-label manner, this practice is permitted under the laboratory-developed test CLIA framework. One advantage to using these kits is that the analytical performance of these kits has been fully vetted by regulatory authorities ensuring the accuracy of individual marker value results. Furthermore, these tests and instruments are used in thousands of clinical testing labs worldwide, thereby permitting us to obtain data from around the world. Throughout East Asia in particular, millions of individuals have their tumor antigen levels tested each year at physical examination or health checkup centers. In many cases these tumor markers are tested using the same kits and instrumentation that we use in our CLIA laboratory. This has permitted us to develop machine learning algorithms based on historical outcome data from cancer registries that would otherwise require long and expensive prospective clinical trials if novel biomarkers are incorporated. One further advantage is that these markers are known and are meaningful to clinicians and specifically to oncologists. While their use in an MCED test is novel and proprietary, the individual marker values are always listed as a part of the OneTest standard report, and these values can help healthcare professionals to better guide follow-up testing and year-over-year monitoring.

In short, our unique technical approach involves the following three elements: (i) obtain “real-world” data from tens of thousands of apparently healthy individuals (i.e. no apparent signs of symptoms of cancer when tested) who are screened for cancer using blood tests that are routine in certain parts of the world (e.g. East Asia), (ii) use this data to build machine learning algorithms that improve the accuracy of those tests by integrating cancer outcomes and clinical factors (age, gender, etc.), and (iii) introduce those tests and algorithms worldwide, even in parts of the world where this testing approach is less common (e.g. North America), while examining variability across patient populations.

AI and machine learning are expected to transform healthcare by helping physicians diagnose and treat patients with greater accuracy and precision. As we continue to collect reliable outcome data (i.e., whether cancer was diagnosed) from individuals tested with the OneTest biomarkers (either from our customers or from research collaborators), our ability to leverage the latest and most powerful forms of machine learning will increase.

We have two issued U.S. patents, U.S. Patent No. 11,621,080 issued April 4, 2023, and U.S. Patent No. 12,051,509 issued July 30, 2024, titled “Methods and Machine Learning Systems for Predicting the Likelihood or Risk of Having Cancer” covering OneTest.  Similar claim scope was granted in China on March 5, 2024.  Additionally, on February 6, 2024, we were granted a patent in Japan titled “Cancer Classifier Models, Machine Learning and Methods of Use.”  Our inventors were among the first to apply machine learning and AI to prospective outcome data from thousands of persons tested with protein tumor markers to predict a newly tested individual’s likelihood of having cancer. We expect to continue to build out our patent estate in this arena.

MCED Research, Development and Product Improvements

In October 2023, we introduced a “premium” version of OneTest at a higher price point. In connection with the development of OneTest Premium, in August 2022, we executed a technology license and access agreement with Korean-based BioInfra. BioInfra commercializes an MCED in Korea primarily based on the levels of tumor antigens, such as CEA, CA-125, etc. However, their panel also includes several inflammatory markers such as C-reactive protein, Transthyretin, Beta-2-Microglobulin, etc., that BioInfra has demonstrated to result in improved accuracy. This data is reported in the peer-reviewed journal article “Diagnostic value of combining tumor and inflammatory biomarkers in detecting common cancers in Korea,” Clinica Chimica Acta 516 (2021) 169–178. The license covers software, algorithms, and know-how, but no U.S. patents were or need to be licensed to us from BioInfra.

Under the terms of our agreement with BioInfra, we have the exclusive right to commercialize BioInfra’s test panel and algorithm in the United States, having paid the requisite up-front license fee of $300,000, which amount included $150,000 of pre-paid royalty credits, and commenced bridging studies to validate those algorithms on a Western population. In addition, we have agreed to pay per-test royalty fees in the range of $12-$25 per test for sales of our products using BioInfra’s technology. Our agreement with BioInfra is for a term of three (3) years and may be extended for an additional three (3) years if certain minimum royalties are met or if we conduct, or arrange for another party to conduct, a prospective clinical trial in the U.S. (we believe that the blinded validation study we conducted in 2024 with the NCI using prospectively collected blood specimens meets the criteria for a three year extension, but the agreement has not yet been formally extended). As of December 31, 2025, we have not paid any royalties under this agreement, other than the $150,000 of pre-paid royalty credits, which have not yet been exhausted.

OneTest for Longevity

The Problem

According to the U.S. Centers for Disease Control and Prevention, or the CDC, chronic diseases are the leading cause of premature death in America, responsible for eight out of the ten most common causes of mortality. These diseases, including cancer, type 2 diabetes, cardiovascular ailments, and dementia, are closely linked to chronic inflammation. A significant contributor to this inflammation is the consumption of processed foods, which are often high in sugars, unhealthy fats, and additives. We believe that new tools to measure and track chronic inflammation to inform and encourage better food and lifestyle choices are urgently needed.

Our Solution

In February 2026, we introduced and began promoting OneTest for Longevity, an AI powered blood test to measure and track biomarkers associated with chronic inflammation which, according to the CDC, is associated with 8 of 10 leading causes of death in America. We expect to maintain the Longevity test brand when marketing directly to consumers but will use OneTest for Workplace Wellness when marketing to self-insured employers (although we might also adopt other names when offering the test in conjunction with particular pharmaceuticals or medical devices.) The test offers specific and personalized diet and exercise changes proven to lower inflammation associated biomarker levels and the associated risk of type 2 diabetes, cancer, cardiovascular disease, dementia, mental health, and diseases associated with aging.

For this product, we are partnering with James R. Hébert, Ph.D. and his colleagues from the University of South Carolina. Hébert, a nutritional epidemiologist for over 30 years, is the author of Diet, Inflammation, and Health and the developer of the Dietary Inflammatory Index, or the DII, a numerical score that assesses a diet for its effect on several biomarkers linked to inflammation. The DII has been utilized in over 1,300 peer reviewed studies and validated in studies involving over 187,000 subjects. An AI avatar of Dr. Hébert is being developed, which is intended to permit users of this test to ask questions about improving their diet to lower levels of inflammation and improve health outcomes. Since he is an author of hundreds of peer-reviewed publications, this offers a corpus of published work which can be a rich training and reference dataset to train AI algorithms and create an authentic and scientifically accurate avatar for purposes of Q&A.

On February 14, 2025, we obtained exclusive rights to utilize, incorporate and report the DII score together with inflammatory biomarkers measured in a lab. Specifically, pursuant to a license agreement that we entered into with Connecting Health Innovations, or CHI, on February 14, 2025, we were granted an exclusive license in North America for the data, algorithms, programs, software and intellectual property rights developed by Dr. Hébert or others employed by or under contract with CHI for which CHI has intellectual property rights that calculates or displays, for individuals who inflammatory biomarker levels have been measured, (i) a numerical score associated with chronic inflammation that is calculated based on the biomarker levels, and (ii) specific dietary changes that can be made to lower inflammatory biomarker levels and associated risk for multiple chronic diseases. The license is limited to use in connection with clinical laboratory tests for the levels of biomarkers of inflammation and does not include stand-alone portals, websites, apps, or software that are not integrated or marketed with a clinical laboratory test. The license covers software, algorithms and know-how, but no patents were included. In exchange for the license, we agreed to pay CHI (i) a license fee of $30,000 payable within ten (10) business days of incorporation of the licensed subject matter into our laboratory information statement and (ii) royalties in the amount of ten percent (10%) of net sales of OneTest for Longevity. The term of the license is for three (3) years and may be terminated by us upon thirty (30) days’ notice; provided that either party may terminate the license immediately in the event of a material breach if such breach is not cured within thirty (30) days of written notice thereof. As of December 31, 2025, we have paid the license fee of $30,000, but no royalites have been paid.

Below is a sample lab report that we expect to provide.

The Longevity test will be marketed directly to consumers—including through major supermarket chains beginning with Giant Foods, the largest supermarket chain in the Washington Metro region, through which we already offer OneTest for Cancer. It will also be marketed to self-insured employers under the brand name OneTest for Workplace Wellness.

In addition to direct marketing, we will also seek strategic partnerships with developers of drugs and medical devices that treat various chronic diseases. The effectiveness of many of these drugs may be enhanced for those patients who succeed in lowering their inflammatory biomarker levels over time through evidence-based diet and lifestyle improvements such as those we offer with the Longevity program. On March 18, 2026, we entered our first such arrangement through an exclusive U.S. license agreement with ROKIT Healthcare of Korea, or ROKIT. The license grants us the right to integrate ROKIT’s proprietary chronic kidney disease prediction algorithm into our Longevity test platform. Under the agreement, ROKIT agreed to reimburse us for one-third of mutually agreed sales and marketing expenses in exchange for a running royalty to ROKIT on net sales of the combined product. The companies also anticipate negotiating a separate agreement under which ROKIT may receive exclusive rights to commercialize our Longevity platform in Korea and potentially other East Asian markets. Clinical evidence suggests that patients with lower systemic inflammation, as measured by biomarkers such as CRP and IL-6, tend to experience more favorable biological responses to regenerative therapies such as ROKIT’s 3-D bio-printed tissue patches for burns, chronic kidney disease and heart failure.

In addition to providing biomarker levels and specific dietary recommendations, we also plan to offer electronic coupons for discounts for those suggested healthy food items. This has the dual benefit of motivating consumers to make better food selections while providing an ancillary revenue stream for both us and the participating supermarket (food manufacturers commonly remunerate distributors of redeemed coupons).

Key Competitive Advantages

Longevity tests on the market, such as those that measure telomere length or assess dozens of biomarkers or genetic mutations, tend to be expensive and rarely provide simple to understand, evidence based, practical and specific guidance for lifestyle changes proven to improve lifespan and health span. Microbiome testing has a further disadvantage in that it requires collecting stool specimens, which is unpopular with many consumers. Many of the labs that offer these tests also promote and sell dietary supplements, the safety and efficacy of which is often questionable.

We believe that OneTest for Longevity fills a compelling unmet need for an affordable, easily accessible test with actionable, evidence-based recommendations to reduce inflammation and the risk of most major chronic diseases. Our exclusive access to the DII for use with clinical lab test reporting, a unique food-frequency questionnaire, as well as the AI avatar from the developer of the DII, provides another level of distinctiveness.

Clinical Laboratory Innovation Accelerator (CLIAx)

To increase our menu of innovative tests faster and at a lower cost and risk than through internal development, in 2021 we established our CLIAx, which permits diagnostics start-up companies from around the world to launch their laboratory developed tests in our CLIA licensed laboratory using shared equipment and laboratory personnel. To date, we have enrolled the first company in our CLIAx, Minomic International, or Minomic, and helped it validate and launch its blood test to help determine whether PSA levels should be followed up with a biopsy. Our CLIAx, which we believe to be the first such shared CLIA laboratory facility in the U.S., reduces the costs and expense for start-up companies to launch their novel tests in the American market while providing us with sales and marketing rights to additional products. In 2022, it earned an “Honorable Mention” in Fast Company magazine’s list of “World Changing Ideas”.

In July 2021, we entered a lab services and marketing agreement with Minomic under which its testing technology and reagents were transferred to our CLIA lab, installed, and validated under CLIA regulations. Under the agreement, Minomic maintains its ownership of all intellectual property. Minomic compensates us on a “cost plus” basis (i.e., our fully burdened costs for labor, materials, space and testing analyzers plus a 10% profit). Furthermore, we have the right, but not the obligation, to help market their test with a 25% commission. We have not yet opted to promote the Minomic test since it does not target our typical consumer base. However, we believe this framework will be apt for other lab tests that address the early detection, disease prevention and wellness market. The agreement with Minomic is for a term of three years and may be terminated by either party upon 30 days’ written notice if there has been a material breach of the agreement that has not been cured with 60 days of notice of such breach. Either party may also terminate the agreement in the event of insolvency, bankruptcy, assignment for the benefit of creditors of the other party or an admission of the party’s inability to pay its debts as they become due. While this agreement expired in July 2024, we continue to operate under the terms of the agreement although we have not promoted the Minomic test.

We plan to expand our capacity associated with our CLIAx. This would enable us to invest in, acquire, or transact with companies or academic medical centers that have tests that could add to our menu or technologies, products, testing components or intellectual property that strengthen our core business. We have identified a few companies that could be candidates for this CLIAx fund, but have no agreements, or letters of intent with any of them. Thus, there is no guarantee that we can identify or reach agreement in the near term with any such companies to meaningfully contribute to inorganic growth.

Field Tests for Screening Suspicious Powders

We have a longstanding business that makes and sells a proprietary test kit for screening suspicious powders called BioCheck. These kits are widely used by fire departments and other emergency responders to quickly screen unknown suspicious powders for compounds such as ricin, anthrax, and other bioweapon agents and to identify false alarms in minutes at the site of a suspected bioterror threat. The powder screening kit works by quickly identifying the presence or absence of protein, a biomolecule found in all living materials. It therefore provides a rapid screen for the possible presence of multiple bio-terrorism agents while ruling out most of the ordinary substances that citizens have frequently feared to be possible bio-agents of terror. Such ordinary substances include, for example, talc, ceiling tile dust, powdered sugar, etc., none of which are expected to contain detectable levels of protein. Though currently a small part of our revenue stream, this legacy business generates positive cash flow and provides leads and introductions for our MCED test due to overlapping fire department customers.

Lab Facility

We operate a high-complexity CLIA-licensed clinical laboratory facility where our lab tests are performed at our Gaithersburg facility. This clinical lab became accredited by CAP in 2022. Our CLIA lab is currently equipped with immunodiagnostic, clinic chemistry, and molecular (PCR) analyzers, extractors, and liquid-handling robots. CAP and CLIA regulations establish standards for proficiency testing, facility administration, general laboratory systems, preanalytic, analytic, and postanalytic systems, personnel qualifications and responsibilities, quality control, quality assessment, and specific cytology provisions for labs performing moderate to high complexity tests. Our laboratory is inspected biennially as part of its ongoing certification under the CLIA.

Supply Chain

For both OneTest for Cancer and OneTest for Longevity, we rely on a supply chain through Roche Diagnostics IVD kits for Cobas E411, with all reagents also available on other immunoassay platforms offered by major companies such as Abbott, Beckman, Siemens, and ThermoFisher (except for Cyfra and IL-6). Cyfra and IL-6 are only available in the United States on our current Roche equipment; however, as an alternative we could also source this assay on a Luminex system and various ELISA assay systems.

In addition to our OneTest, we also rely on a supply chain for general chemistry markers. Currently, these markers are run on Abbott Alinity C, but they are available through all major manufacturers, including Roche.

We have established reagent contracts with Roche and Abbott that guarantee pricing for all immunoassay and chemistry markers currently used in our diagnostic test panels. These contracts ensure that we can continue to provide our customers with high-quality diagnostic tests at predictable pricing. Additionally, these contracts provide us with supply chain stability and allow us to manage cost fluctuations associated with reagent pricing.

We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meets our and their quality, quantity, and cost requirements. We have initiated a second source qualification process for most of these critical components, but we may not be successful in securing second sourcing for all of them on a timely basis. Moreover, while we are confident that other suppliers could meet our quality, quantity and cost requirements, the time required to transition to a new supplier could have negative impact on our ability to perform these tests until an alternative supplier could be validated. Our supply chain for OneTest is critical to our ability to deliver high-quality diagnostic tests to our customers.

Overall, we remain committed to building strong relationships with our suppliers and contract manufacturers to ensure that our supply chain for all our diagnostic tests is reliable, resilient, and able to meet the needs of our customers. We continuously monitor and improve our supply chain processes to minimize the risk of disruptions and ensure that we can provide high-quality diagnostic tests to our customers when they need them.

Please see Item 1A “Risk Factors—Risks Related to Our Business and Industry” for a description of the risks related to our supplier relationships.

Sales and Marketing Strategy

OneTest for Cancer

Sales of OneTest for Cancer have increased significantly in recent years, from $323,414 in 2022 to $1,803,707 in 2025. We utilize Business to Business (B2B) and Direct to Consumer (D2C) selling strategies to reach our customer base. For Employers, the largest subgroup is fire departments due to the proven higher cancer incidences in that population. Several states and at least one federal agency provide grants to reimburse fire departments for our test. Iraq war veterans are another growing customer segment, and our largest order in 2025 was from an organization supporting that community. In 2025, that organization used OneTest for Cancer to screen about 1,000 veterans and has informed us that at least 18 confirmed cancers were identified to date; many believed to be at earlier stages.

Occupational health is our largest physician specialty group ordering our tests. Penetration of this large occupational health market will require significant business-to-business sales and marketing campaigns as well as consumer-initiated test campaigns that must be coupled with convenient access to phlebotomy services and telemedicine practitioners to provide guidance on the test and its results. Retail (walk-in) clinics such as urgent care centers and pharmacy chains present the best opportunities to grow the consumer-initiated test market for OneTest.

We currently have engagements in place with over 1,000 retail clinics located throughout the U.S., mostly urgent care centers, to conduct blood draws for OneTest products and include over 200 locations of AnyLabTestNow. These clinics, coupled with a dedicated telemedicine service, have made it practical for us to initiate a consumer-initiated test campaign. In the future we expect to offer capillary collection options at retail venues and at home.

Furthermore, on January 6, 2025, we entered into a participation agreement and an amended and restated statement of work No. 2. with Ahold Delhaize USA Services LLC, an affiliate of Giant of Maryland, LLC, or Giant Food, the largest supermarket chain in the Washington, D.C. region. The participation agreement provides that we shall provide certain services as set forth in one or more statements of work. Pursuant to the amended and restated statement of work No. 2, we agreed to provide OneTest Standard and OneTest Premium testing to Giant Food customers at certain participating locations. We agreed to pay Giant Food $35 per individual participant. The participation agreement is for a term of three (3) months and will be reassessed for renewal for additional three (3) month terms on each anniversary of the effective date. Either party may terminate the participation agreement upon thirty (30) days’ written notice.

A new statement of work No. 3 is being finalized that is focused on offering our Longevity test at certain Giant Food supermarkets. For this product, consumers will be able to purchase in stores a kit for at-home, self-collection of capillary blood specimens. We anticipate that consumers of the Longevity test will receive discounts on nutritious groceries through Giant’s Loyalty Rewards App.

Several states are beginning to create large funds to reimburse their fire departments for multi-cancer screening tests. For example, New Hampshire’s program provides $5 million in funding over two years and Maryland increased their grant program for multi-cancer screening tests to $600,000 for their fiscal year beginning July 2025 from $400,000 in the prior year (typically, more than half of Maryland grants go to fire departments who elect to use our MCED). We expect more states to provide this type of reimbursement over the coming years. Additionally, in February 2025, the FIRE Cancer Act was reintroduced in Congress to provide $700 million in federal funding (through FEMA) for MCED testing.

As previously noted, on February 3, 2026, the Medicare Multi-Cancer Early Detection (MCED) Screening Coverage Act was signed into law. This law creates a pathway for Medicare coverage of MCEDs beginning in 2028. As discussed in the sections that follow, we intend to pursue Medicare coverage for our MCED as we believe it offers compelling advantages over competing tests.

OneTest for Longevity

We believe that nearly all Americans, from children through seniors, could benefit from OneTest for Longevity. This product clearly aligns with the “Make America Healthy Again” initiatives of the new Administration as it provides a unique and innovative tracking tool to encourage healthier eating to combat chronic diseases. On February 13, 2025, President Trump issued Executive Order 14212 “Establishing the President’s Make America Healthy Again Commission.” It noted in relevant part, that “[n]inety percent of the Nation’s $4.5 trillion in annual healthcare expenditures is for people with chronic and mental health conditions…To fully address the growing health crisis in America, we must re-direct our national focus, in the public and private sectors towards drastically lowering chronic disease rates…This includes fresh thinking on nutrition, physical activity, healthy lifestyles, over reliance on medication and treatments…[A]gencies shall ensure the…flexibility for health insurance coverage to provide benefits that support beneficial lifestyle changes and disease prevention…The Commission shall submit to the President a Make our Children Healthy Again Assessment, which shall…assess the threat that certain food ingredients…pose to children with respect to chronic inflammation and identify and report on the best practices for preventing childhood health issues, including proper nutrition and the promotion of healthy lifestyles.” (Emphasis added)

In recent years, millions of Americans have begun taking GLP-1 drugs like Ozempic, Wegovy, Mounjaro and Trulicity, and newer oral versions are in development. Our new blood test that tracks inflammatory biomarkers could be highly relevant for these patients in several ways:

●	Obesity and diabetes are inflammatory states: Adipose tissue secretes cytokines (IL-6, TNF-α, CRP) that drive systemic inflammation, worsening insulin resistance and vascular risk.

●	GLP1 agonists reduce inflammation indirectly: By promoting weight loss, improving glycemic control, and possibly exerting direct anti-inflammatory effects on vascular endothelium, GLP-1 drugs reduce inflammation directly.

●	Residual risk remains: Even with weight loss and glucose improvement, some patients still have elevated inflammatory biomarkers — a signal of ongoing cardiovascular risk.

In addition to direct marketing, we will also seek to partner with developers of drugs and medical devices that treat various chronic diseases. The effectiveness of many of these drugs may be enhanced for those patients who succeed in lowering their inflammatory biomarker levels over time through evidence-based diet and lifestyle improvements such as those we offer with the Longevity program. Most notably, for those on GLP1 drugs, a blood test tracking chronic inflammation biomarkers could provide a new layer of insight into cardiovascular risk reduction. It would show whether therapy is not only lowering weight and glucose but also calming down the inflammatory processes that drive heart disease — helping clinicians personalize care and patients understand their progress more fully.

As discussed above, in March 2026, we entered our first agreement with a therapeutics company through an exclusive U.S. license agreement with ROKIT. Patients with lower systemic inflammation, as measured by biomarkers in our Longevity test, may respond more favorably and durably to ROKIT’s 3-D bio-printed tissue patches for burns, chronic kidney disease and heart failure. In addition to helping defray up to one-third of our sales and marketing expenses for the Longevity test, the ROKIT agreement might offer a precedent for partnering with other biotech and medtech companies to create companion diagnostics opportunities. ROKIT might also become a marking and distribution channel for us in Korea and perhaps other counties in East Asia.

Due to its broad market, we will utilize general advertising, both digital and traditional, to market OneTest for Longevity. We also plan to leverage our channel partnership with Giant Food to market to their customers. If the pilot with Giant is successful, we intend to expand to other national supermarket chains.

Considering both the profound change in public policy described above, coupled with the growing popularity of new weight-loss drugs, we are hopeful that reimbursement or other government backed incentives will be forthcoming. In the meantime, we believe that offering this test for around $189 (with subscription discounts of around $39 per month for four quarterly tests per year) coupled with easy, pain-free capillary blood collection accessible at home or local pharmacies will be met with widespread adoption.

Competition

Because of the substantial unmet medical need worldwide, many companies (and associated academic entities) are actively seeking to develop and commercialize tests of various types to detect cancer early, when it can be treated most effectively. Current approaches include in-vivo radiographic imaging as well as in-vitro tests using diverse bodily tissues and fluids including blood (serum or whole blood), urine, saliva, stool, sputum, and exhaled breath.

In the U.S., we know of no MCED blood tests that large numbers of Americans routinely utilize. Furthermore, there do not appear to currently be any companies in the U.S. that have adopted our approach of testing a panel of tumor antigens together with a machine learning algorithm. However, there is significant and growing competition in the MCED space with most tests using next-generation sequencing to analyze ctDNA. Most notably, Grail Inc., which was acquired by Illumina for $8 billion in 2020, introduced its Galleri test in the second quarter of 2021 at a price of $949. Additionally, Thrive, Inc. was acquired by Exact Sciences for $2 billion, but they have not publicly announced when they plan to launch their test CancerGuard MCED. These tests may present both competitive threats but also opportunities for OneTest. The fact that our test measures well known biomarkers creates several important competitive advantages. Our lower cost OneTest Standard with a list price of under $200 could be followed up with more expensive ctDNA tests and/or imaging for those individuals with high biomarkers levels or a high algorithm score.

In East Asia, where such biomarker tests are commonly offered as part of annual health check-ups, we are unaware of any widely used algorithms of the type we have developed, namely an algorithm built with real-world data from a large screening population with known cancer outcomes. However, there are many emerging companies seeking to use “liquid biopsy” and “next-gen sequencing” for pan-cancer testing. Furthermore, many companies are actively utilizing AI and machine learning to improve health outcomes, and at least some of those companies are likely seeking to use these techniques to improve cancer screening blood tests.

Regarding our longevity test, we are unaware of any labs offering a panel of inflammatory biomarkers together with specific dietary guidance directly linked to the biomarker levels. Some labs offer vague and generalized suggestions such as “eat more fruits and vegetables” but we will offer specific, evidence-based, quantitative guidance on how to lower CRP and IL-6 levels and what that yields in terms of improving lifespan and health outcomes.

Growth Strategies and Path to Profitability

We will strive to increase stockholder value by pursuing the following growth strategies:

●	Exploit our compelling advantage of at-home and retail collections. We believe that COVID-19 testing caused a paradigm shift in the way Americans seek access to testing. Previously, most testing was done at doctor’s offices and at specialty patient service centers maintained by the large national lab chains. During the pandemic, testing was conducted at retail establishments and at home. OneTest for Cancer utilizes small volume, capillary collected blood specimens that can easily be accessed at home and at retail venues such as pharmacies, health clubs, etc. This is a big advantage over most known competitors which need to utilize traditional venipuncture to obtain sufficient blood volumes to permit DNA sequencing. Requiring an in-person visit to a specimen collection site is a potential barrier for a person who needs testing. Our at-home specimen collection option may help eliminate these barriers. OneTest for Longevity also can utilize capillary collection. To date, we have demonstrated that this collection approach works well both at home and in retail environments (we are now offering our tests at pharmacies within Giant Food, the largest supermarket chain in the Washington, D.C. area). We also have a telemedicine provider available to authorize the test and be available to consult with the patient in the event of a high-risk score. We plan to expand direct-to-consumer marketing and build additional retail channel partnerships (supermarkets, pharmacies, health clubs, etc.) at which blood collection is not yet commonplace.

●	Strategic partnerships and cooperative advertising. To facilitate scale while mitigating expenses, we have initiated an ambitious plan of marketing alliances and partnerships with an array of other companies, large and small, including suppliers, other clinical labs, and organizations that offer wellness and screening tests. In many cases we seek to introduce the cooperative advertising model where marketing expenses are shared pro rata based on revenue allotments.

●	Leverage trending federal health initiatives. As stated, the Make America Healthy Again campaign of the Trump Administration, which is dedicated to reducing chronic disease through healthier diet, is expected to create numerous opportunities for OneTest for Longevity. We will closely follow and seek to make recommendations to and engage with the U.S. Department of Health and Human Services, or HHS, and its constituent agencies throughout 2026 to identify opportunities for government contracts, research grants, and other forms of support.

●	Targeting higher-risk populations. We already target firefighters, due to their proven higher incidence and mortality rates for several types of cancer. Over 200 fire departments are OneTest customers to date, as are thousands of individual firefighters, and we expect to expand that number to over 2,500 fire departments, roughly 10% of all departments in the U.S. Additionally, in 2025 we sold over 1,005 tests to military veterans who served in Iraq or Afghanistan as it is believed that they were exposed to cancer causing toxins during their deployments. We will continue to explore other high-risk populations to target our tests.

●	Strategic investments, acquisitions, and transactions. Utilizing our CLIAx as a platform, we plan to enter technology licensing and marketing agreements with companies that have intellectual property that improve our current tests or marketable tests that can be offered to our customers. In some cases, we hope to be positioned to make equity investments or acquisitions with one or more of these companies.

Intellectual Property

The following table summarizes our patent portfolio. All of these patents and patent applications are owned by us.

Description		Serial No./Patent No.	Jurisdiction	Projected Expiry
Methods, Systems, Algorithms and AI for the Early Detection of Multi-Cancer and Lung Cancer
1	Algorithm for assessing the likelihood a patient has lung cancer	USPN 9,753,043 USPN 10,156,575 USPN 11,733,249	US and CA	2032
2	Methods for aiding in distinguishing between benign and malignant pulmonary nodules	WO 2017/173428	US and CN	2037
3	Algorithm for assessing the likelihood a patient has cancer	USPN 11,621,080	US and CN	2035-37
4	Cancer Classifier Models	PCT/US19/40075	US, CN and JP	2039
5	Methods and algorithms for identifying a patient for follow-up cancer diagnostic testing	WO 2021/247577	US	2041
6	Pan cancer universal algorithm	WO 2022/015700	US and CN	2041
7	Use of multiple tumor markers in a machine learning model for cancer detection	US 2018/0173847	US and TW	2036

No assurance is made that any pending patent applications within the portfolio will result in a granted patent.

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We rely on Federal patent laws to protect our intellectual property, including our patented technology. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology and know-how. To further protect our intellectual property, we enter into confidentiality agreements with our employees, executive officers and directors.

Employees

As of December 31, 2025, we had a total of 14 employees, including 4 full-time employees.

We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.

Government Regulation

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulations. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

Both U.S. federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing, and export of diagnostic healthcare products. The federal government also has increased funding in recent years to fight healthcare fraud, and various agencies, such as the U.S. Department of Justice, the Office of Inspector General of HHS, and state Medicaid fraud control units, are coordinating their enforcement efforts.

FDA and CLIA

Based on widespread industry practice, we believe that our products do not require pre-market approval from the FDA. In the U.S., our current products are laboratory developed tests, or LDTs, regulated under the CLIA and the Maryland Department of Health. If in the future we elect to license or distribute software as a service those products would likely be deemed to be Clinical Decisions Support Software, or CDSS. As explained below, products in both of those categories do not require FDA pre-market approval but could become subject to the FDA’s policy of “enforcement discretion.”

Laboratory Developed Tests. LDTs are tests run in the laboratory of the company that developed them. With very rare exceptions, LDTs are not regulated by the FDA but rather under a different regulatory regime called CLIA (Clinical Laboratory Improvement Amendments), state law and regulations, and organizations such as CAP. Our laboratory is fully certified and compliant with CLIA as a “High Complexity Lab.” Furthermore, since 2022 our lab has been accredited by CAP.

Under current law there is no requirement for CLIA regulated LDTs to obtain approval or clearance from the FDA prior to being marketed (outside the context of tests used in response to a declared pandemic emergency under which the FDA has been given special statutory authorities). In November 2016, the FDA issued a formal statement clarifying that LDTs can be marketed without pre-market approval, but that the agency maintains “enforcement discretion” to require their approval for those LDTs that are marketed in a way that is unsafe or could mislead or cause harm to patients. Since November 2016, such enforcement discretion has been exercised very rarely, and when it has been exercised, the tests were not ordered by independent medical professionals. To reduce the likelihood that our tests will face enforcement discretion by the FDA, we request that our tests be ordered by a physician who is independent of our company and that the physician aid the patient/consumer in interpreting the test results.

On April 29, 2024, the FDA issued a final regulation under which they would begin to regulate LDTs starting in late 2027. The rule provides an exemption from premarket review for “currently marketed” LDTs that were “first marketed prior to the date of issuance of the final rule.” However, on March 31, 2025, a U.S. District Court in Texas ordered that FDA’s LDT final rule be vacated and set aside in its entirety. The FDA elected not to appeal the District Court decision. Thus, there is a consensus among legal experts that the FDA has no jurisdiction to regulate LDTs absent clear statutory authority from Congress. Heretofore bills to provide the FDA with this authority have failed to pass and we believe that there is very little likelihood of such a bill passing in the near future.

CDSS. On December 13, 2016, the 21st Century Cures Act, or the Cures Act, was signed into law. Among the many provisions of the Cures Act was the exclusion of certain medical decision support software from the FDA’s jurisdiction. On December 8, 2017, the FDA issued its first set of Draft Guidance to implement those provisions of the Cures Act relating to CDSS. Based on our reading of this Draft Guidance, we believe that there may be aspects of our current or planned OneTest software package that would be exempt from pre-market approval. If we elect to proceed with an independent software product in the U.S. (as we will likely do overseas), outside laboratories could run the OneTest biomarker panels (all of the detection instruments and kits are FDA approved).

Operating under the assumption that seeking FDA approval for our products is optional, but that approval could improve the adoption rates and permit greater scale, we may seek FDA approval when test volume exceeds the capacity of our CLIA laboratory. In so doing, we will seek regulatory counsel through a contracted firm and in conjunction with the FDA. We expect to present to the FDA real-world evidence, including data we continue to collect from tens of thousands of individuals tested with our products in the U.S. and overseas. On August 31, 2017, the FDA issued Guidance on the “Use of Real-World Evidence to Support Regulatory Decision-Making for Medical Devices.” This Guidance provides that “in some cases, a ‘traditional’ clinical trial may be impractical or excessively challenging to conduct” and that use of real-world data “may in some cases provide similar information with comparable or even superior characteristics to information collected and analyzed through a traditional clinical trial.” We believe that OneTest for Cancer, given its intended use as a “top-of-the-funnel” test to guide subjects to other diagnostic tests earlier, will fit into this category of tests for which real-world evidence is both acceptable and appropriate to support FDA approval, which will greatly reduce the costs associated with a regulatory filing.

Federal and State Fraud and Abuse Laws

We are subject to federal fraud and abuse laws such as the federal Anti-Kickback Statute, or AKS, the federal prohibition against physician self-referral, commonly known as the Stark Law, the Eliminating Kickbacks in Recovery Act, or EKRA, and the federal False Claims Act, or the FCA. We are also subject to similar state and foreign fraud and abuse laws.

The AKS prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for, or recommend purchasing, leasing or ordering, any item or service that may be reimbursable, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. There are a number of statutory exceptions and regulatory safe harbors to the AKS that provide protection from AKS liability to arrangements that fully satisfy the applicable requirements.

EKRA prohibits knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in return for the referral of a patient to, or in exchange for an individual using the services of certain entities, including laboratories, if the services are covered by a health care benefit program. The term “health care benefit program” is broadly defined such that EKRA extends to referrals reimbursed by both governmental and commercial third-party payers. EKRA includes a number of statutory exceptions that provide protection from EKRA liability if the applicable requirements are met.

The Stark Law generally prohibits, among other things, clinical laboratories and other so-called “designated health services” entities from billing Medicare for any designated health services when the physician ordering the service, or any member of such physician’s immediate family, has a financial relationship, such as a direct or indirect investment interest in or compensation arrangement with the billing entity, unless the arrangement meets an exception to the prohibition. The Stark Law also prohibits physicians from making such referrals to a designated health services entity. There are also similar state laws that apply where Medicaid and/or commercial payers are billed.

The FCA imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam” whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier, and contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program. In addition, federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition to these federal laws, there are often similar state anti-kickback and false claims laws that typically apply to arrangements involving reimbursement by a state-funded Medicaid or other health care program. Often, these laws closely follow the language of their federal law counterparts, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payers, including commercial payers.

A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other healthcare providers, and, in some states, marketing expenditures. In addition, some state statutes impose outright bans on certain manufacturer gifts to physicians or other health care professionals. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs and extensive annual trainings for all of our employees and contractors. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Anti-Corruption

The Foreign Corrupt Practices Act of 1977, or the FCPA, and similar international bribery laws make it unlawful for persons or entities to make payments to foreign government officials to assist in obtaining and maintaining business. Specifically, the anti-bribery provisions of the FCPA prohibit any offer, payment, promise to pay, or authorizing the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to do or omit to do an act in violation of his or her duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business, to any person. In addition to the anti-bribery provisions of the FCPA, the statute also contains accounting requirements designed to operate in tandem with the anti-bribery provisions. Covered companies are required to make and keep books and records that accurately and fairly reflect the transactions of the company and devise and maintain an adequate system of internal accounting controls. With our international operations through our third-party partnerships, we could incur significant fines and penalties, as well as criminal liability, if we fail to comply with either the anti-bribery or accounting requirements of the FCPA, or similar international bribery laws. Even an unsuccessful challenge of our compliance with these laws could cause us to incur adverse publicity and significant legal and related costs.

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, govern the collection, dissemination, security, use and confidentiality of protected health information, or PHI, and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by covered entities, or CEs, and their authorized business associates, or BAs. Because we electronically transmit health care information, and we also provide certain services to CEs and receive PHI from them, we are at times either a CE or a BA, as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

HIPAA and HITECH include the privacy and security rules, breach notification requirements and electronic transaction standards. The privacy rule governs the use and disclosure of PHI, generally prohibits the use or disclosure of PHI except as permitted under the rule, and mandates certain safeguards to protect the privacy of PHI. The privacy rule also sets forth individual rights, such as the right to access or amend certain records containing such individual’s PHI, or to request restrictions on the use or disclosure of such individual’s PHI. The security rule requires CEs and BAs to safeguard the confidentiality, integrity, and availability of electronically transmitted or stored PHI (also referred to as ePHI) by implementing administrative, physical and technical safeguards. Under HIPAA’s breach notification rule, a CE must notify individuals, the Secretary of HHS, and in some circumstances, the media of certain breaches of unsecured PHI or ePHI, and similar breach notification provisions apply to certain BAs under HITECH.

Penalties for failure to comply with a requirement of HIPAA and HITECH vary depending on the number and nature of the violations and any history of prior violations but can be significant and include civil monetary or criminal penalties. HIPAA is enforced by the HHS, Office for Civil Rights, and HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in improper use, access to or disclosure of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA CEs, such as us, and their BAs for compliance with HIPAA privacy and security standards and breach notification rules. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

In addition, we may be subject to state privacy, cybersecurity, and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. California, for example, has enacted the Confidentiality of Medical Information Act, which, in addition to HIPAA and HITECH, sets forth standards with which all California health care providers must abide. Colorado has enacted the Colorado Privacy Act, and Virginia has enacted the Consumer Data Protection Act, both of which also have standards that must be complied with that supplement Federal data protection requirements. State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other in regard to personal information treatment, which may complicate compliance efforts. For instance, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020 and was amended by the passage of the California Privacy Rights Act, or CPRA, in November of 2020, which amendments came into force on January 1, 2023. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Although there are certain exemptions for PHI and clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and the CCPA may increase our compliance costs and potential liability. Additionally, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency – the California Privacy Protection Agency – specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could continue to make compliance challenging and costly.

Additionally, the Federal Trade Commission, or the FTC, and state attorneys general enforce consumer protection laws that prohibit unfair and deceptive acts and practices and create standards for the collection, use, dissemination and security of health-related and other personal information. Claims of unfair or deceptive trade practices regarding privacy and security can lead to significant liabilities and consequences, including regulatory investigations, penalties, fines and orders as well as civil claims, which could impact our data practices and operations or cause reputational damage.

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may add additional compliance burden and complexity. For example, in the European Economic Area, the collection and use of personal data is governed by the European Union’s General Data Protection Regulation, or the GDPR. In the United Kingdom, the GDPR has been adopted in substantially the same form, however the UK may potentially make revisions in the coming years. The GDPR, together with national legislation, regulations and guidelines of the European Union member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data. European and United Kingdom data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in or from the European Economic Area or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. The GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to ensure a legal bases to process personal information, provide robust disclosures to individuals, facilitate data subject rights, provide data security breach notifications within 72 hours after discovering a breach in certain circumstances, limit retention of personal information and apply enhanced protections to health data and other categories of sensitive personal information. The GDPR also has requirements around international transfers of personal data. Requirements around transfers to the United States and other jurisdictions have increased since a July 2020 decision by the Court of Justice of the European Union invalidated the Privacy Shield as a basis to transfer personal data from Europe to the United States, and added requirements for reliance on Standard Contractual Clauses. Regulatory guidance on requirements for international transfers, and other GDPR compliance matters, continues to evolve. For example, the European Commission in December 2022 announced that it was beginning the process of drafting a new adequacy decision that would ease regulatory barriers for data transfers to the United States. However, it is widely expected that the new adequacy decision will itself face scrutiny from the Court of Justice, underscoring that GDPR compliance is an ongoing endeavor. Failure to comply with the requirements of the GDPR may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. To comply with the GDPR and other applicable international data protection laws and regulations, we may be required to put in place additional mechanisms ensuring compliance, which may result in other substantial expenditures.

Cybersecurity

Our business relies on secure and continuous processing of information and the availability of our information technology, or IT, networks and IT resources, as well as critical IT vendors that support our technology, research and other data processing operations. While we take steps to protect our systems and data, security incidents, data breaches, computer malware and computer hacking attacks have become more prevalent across industries, including the life sciences sector, and may occur on our systems or those of our third-party service providers. Unauthorized persons may in the future be able to exploit weaknesses in the security systems of our (or our third-party service providers) IT networks and gain access to PHI and other personal information, sensitive trade secrets, or other proprietary information. Any wrongful use or disclosure of PHI, other personal information, trade secrets or other proprietary information by us or our third-party service providers could subject us to regulatory fines or penalties, third-party claims or otherwise could adversely affect our business and results of operations. Although HIPAA and the regulations promulgated thereunder do not provide for a private right of action, failures to adequately protect PHI or our IT systems could be viewed as violations of HIPAA security rules or violations of other applicable information security laws, regulations, contractual obligations or industry standards, and could further result in costly data breach notification obligations that negatively impact our reputation.

Moreover, data security incidents or data breaches, as well as attacks on our IT systems, could result in operational disruptions or data loss or corruption that could adversely impact our business and operations, resulting in substantial investment of resources to investigate, recover and remediate and subject us to heightened regulatory scrutiny.

International Regulations

Many countries in which we may offer any of our diagnostic tests in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the FCPA.

The FCPA prohibits any United States individual, business entity or employee of a United States business entity to offer or provide, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the U.S. Securities and Exchange Commission, or the SEC, to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.

The standard of intent and knowledge in anti-bribery cases is minimal. Intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the United Kingdom Anti-Bribery Act.

When marketing our diagnostic tests outside of the United States, we may be subject to foreign regulatory requirements governing human clinical testing, prohibitions on the import of tissue necessary for us to perform our diagnostic tests or restrictions on the export of tissue imposed by countries outside of the United States or the import of tissue into the United States, and marketing approval. These requirements vary by jurisdiction, differ from those in the United States and may in some cases require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required.

Market access, sales and marketing of medical devices in non-U.S. countries are subject to foreign regulatory requirements that vary widely from country to country. For example, in the European Economic Area, a medical device must meet the Medical Devices Directive’s/In Vitro Medical Devices Directive’s, or MDD/IVDD, Essential Requirements or, applicable on May 26, 2021, the Medical Devices Regulation’s, or MDR, or applicable on May 26, 2022, In Vitro Medical Devices Regulation’s, or IVDR, General Safety and Performance Requirements which apply to it, taking into account its intended purpose as defined by the data supplied by the manufacturer on the label, in the instructions for use or in promotional or sales materials or statements and as specified by the manufacturer in the clinical evaluation. Before placing a medical device on the European Economic Area market, the manufacturer must draw up a declaration of conformity, certifying that the device complies with the MDD/IVDD/MDR/IVDR, and must then affix the CE mark. For medium and high-risk devices as well as low risk devices that are placed on the market in sterile condition, have a measuring function, or are reusable surgical instruments, the manufacturer must obtain a CE certificate from a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of the relevant device before issuing a CE certificate. Following the issuance of this CE certificate, manufacturers may draw up the declaration of conformity and affix the CE mark to the devices covered by this CE certificate.

Manufacturers of medical devices must document in a clinical evaluation report, or CER, the evaluation of the clinical data related to the device. The CER is part of the device’s technical file. The evaluation shall document that the applicable Essential Requirements/General Safety and Performance Requirements are met and document the evaluation of the undesirable side-effects and the acceptability of the benefit-risk ratio. The CER must be updated based on information from the post-market surveillance and vigilance activities related to the device. The CER shall consist, inter alia, of analyzed clinical data collected from a clinical investigation of the device, or the results of other studies on substantially equivalent devices. Reliance on “substantially equivalent” devices is very restrictive and requires, inter alia, that the manufacturer has full access to the technical documentation of the equivalent device on an ongoing basis and, if the “equivalent device” is not its own, that the manufacture has in place a contract with the manufacturer of the “equivalent device.”

Environmental, Health and Safety Regulations

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations and permitting and licensing requirements. Such laws include those governing laboratory practices, the generation, storage, use, manufacture, handling, transportation, treatment, remediation, release and disposal of, and exposure to, hazardous materials and wastes and worker health and safety. Our operations involve the generation, use, storage and disposal of hazardous materials, and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations or permitting or licensing requirements cannot be eliminated. Compliance with environmental laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

With limited exceptions, we have incurred losses since our inception, and we expect to continue to generate losses for the foreseeable future.

While we achieved profitability in 2021 and 2022, such profitability was mainly a result of COVID-19 testing, which ceased in the second quarter of 2023. Prior to 2021, we incurred losses since inception. We have financed our operations through the sale of our securities, product revenues and government research grants and contracts. There is no assurance that we will be able to obtain adequate financing that we may need, or that any such financing that may become available will be on terms that are favorable to us and our stockholders. Ultimately, our ability to generate sufficient operating revenue to earn a profit depends upon our success in developing and marketing or licensing our diagnostic tests and technology. Any failure to do so could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which could dilute the value of any securities you hold, or could result in the loss of your entire investment.

We have incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, subsequent to December 31, 2025 we have raised additional funding through a private placement of $5 million and convertible debt and bridge financing of $275,000. In addition, we have conducted a direct listing on Nasdaq as part of our capital-raising and strategic growth initiatives. Although management believes that the direct listing may enhance our access to public capital markets, there can be no assurance that such a transaction will be completed or that it will generate sufficient liquidity to fund operations.

Our company’s continuation as a going concern is dependent upon achieving continued revenue growth that exceeds spending increases, a trend that was achieved in 2025, with continued financial support from external financing to provide the necessary liquidity to meet its obligations as needed. Management believes that additional external financing can be obtained, including potential proceeds from other equity or debt financings. However, there can be no assurance of the success, timing, or terms of any future capital-raising activities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in our company.

Our success will depend heavily on our cancer screening and longevity tests.

The bulk of our revenues depends almost entirely on the commercial success of our cancer tests unless we can also develop or acquire new tests for other diseases or chronic conditions. The commercial success and our ability to generate revenues will depend on a variety of factors, including the following:

●	competitive advantages

●	patient acceptance of and demand for our tests;

●	acceptance in the medical community;

●	successful sales, marketing, and educational programs, including successful direct-to-patient marketing such as online advertising;

●	the amount and nature of competition from other multi- cancer screening products and procedures;

●	the ease of use of our ordering process for physicians;

●	maintaining and defending patent protection of our intellectual property; and

●	our ability to establish and maintain adequate commercial manufacturing, distribution, sales and CLIA laboratory testing capabilities.

If we are unable to develop and maintain substantial sales of our tests or if we are significantly delayed or limited in doing so, our business prospects, financial condition and results of operation will be adversely affected.

We will need to attract additional capital to scale our business but have no assurance that we can do so successfully.

We will be incurring significant sales and marketing costs as we commercialize and scale up our diagnostic test products. We will need to raise additional capital to pay operating expenses until we are able to generate sufficient revenues from diagnostic test sales, royalties, and license fees, and we will need to sell additional equity or debt securities to meet those capital needs. Our ability to raise additional equity or debt capital will depend not only on progress made marketing and selling our diagnostic tests, but also will depend on access to capital and conditions in the capital markets. There is no assurance that we will be able to raise capital at times and in amounts needed to finance the development and commercialization of our diagnostic tests, maintenance of our CLIA certified diagnostic laboratory, and general operations. Even if capital is available, it may not be available on terms that we or our stockholders would consider favorable. Furthermore, sales of additional equity securities could result in the dilution of the interests of our stockholders.

We will spend a substantial amount of our capital on test validation, biomarker and data acquisitions, data analytics and algorithm development, but our products might not succeed in gaining widespread market acceptance.

We have developed and will continually refine new biomarker test panels and associated algorithms. The main focus of these products is on early detection of cancer. Our technologies may not prove to be sufficiently efficacious or medically useful to gain widespread adoption or market share. The diagnostics tests and software that we have introduced to the market to date have not yet generated significant revenues. Without diagnostic test sales or licensing fee revenues, we will not be able to operate at a profit, and we will not be able to cover our operating expenses without raising additional capital.

Medical organizations, physicians and employers may be reluctant to try a new diagnostic test due to the high degree of risk associated with the application of new technologies and diagnostic tests in the field of human medicine, especially if the new test differs from the current standard of care for detecting cancer in patients. Competing tests for the screening or initial diagnosis of cancer are being developed by more established and significantly better-financed diagnostics or biotech companies, and academic laboratories.

There also is a risk that our competitors may succeed in developing more accurate or more cost-effective diagnostic tests that could render our diagnostic tests and technologies obsolete or noncompetitive. Even if our tests are technically superior, we may not be able to differentiate our products sufficiently from our competition.

The success of our diagnostic tests depends on the degree of market acceptance by physicians, patients, government agencies and others who influence medical decision making.

The value of our diagnostic products is thus far proven mainly with real world evidence, rather than traditional clinical trials; and there is no assurance that real world evidence will gain wide acceptance by the medical establishment or regulators in the countries in which we conduct business. Also, there is no assurance that data derived from East Asia will be accepted in Western nations and generating data from Western populations could be time consuming and expensive. The value of machine learning and AI in our algorithms is novel, not entirely proven, and might not be widely embraced by the medical establishment or regulators in the countries in which we conduct business.

Our diagnostics tests may not gain market acceptance by physicians and others in the medical community. The degree of market acceptance of our tests will depend on a number of factors, including:

●	demonstrated sensitivity and specificity for detecting cancers;

●	price;

●	the availability and attractiveness of alternative screening methods;

●	the willingness of physicians to recommend or prescribe our tests;

●	the ease of use of our ordering process for physicians; and

●	evidence that our tests confer a mortality benefit rather than merely shifting the stage of cancer at time of diagnosis.

If our diagnostics tests do not achieve an adequate level of acceptance, we may not generate the substantial revenues we need to generate to remain profitable.

We are expecting patient self-pay to constitute a significant portion of our revenues for the foreseeable future and this revenue growth is contingent upon individuals’ willingness to pay out of pocket for our diagnostic tests.

We expect that a substantial portion of the patients for whom we will perform diagnostic tests will have Medicare as their primary medical insurance. Medicare coverage is not expected for several years. Patients who are not covered by Medicare will generally rely on health insurance provided by private health insurance companies. If we are considered a “non-contracted provider” by a third-party payer, that payer may not reimburse patients for diagnostic tests performed by us or doctors within the payer’s network of covered physicians may not use our services to perform diagnostic tests for their patients. As a result, we may need to enter into contracts with health insurance companies or other private payers to provide diagnostic tests to their insured patients at specified rates of reimbursement which may be lower than the rates we might otherwise collect.

Until our diagnostic tests are covered by Medicare or private insurance, we expect that self-pay will constitute a significant portion of our revenues for the foreseeable future. This revenue growth will be contingent on individuals’ willingness to pay out of pocket for our diagnostic tests.

The commercial potential of our longevity test is unknown and unproven.

While OneTest for Cancer has been on the market for several years, OneTest for Longevity remains in final development and has not yet been widely offered for sale or utilized outside of our organization. We do not know the costs of customer acquisition or whether the test will be embraced by the market. Despite the emphasis on chronic disease mitigation by the Secretary of HHS, we have no evidence that our test would ever be reimbursed or otherwise recommended by the Centers for Medicare & Medicaid Services, or the CMS, or any of the agencies that make up HHS. Our plans to introduce a subscription model may fail to be embraced by the marketplace and, if it is, we do not yet know what monthly or quarterly fee most consumers would be willing to pay. Our employer facing version of this test—OneTest for Workplace Wellness—might not get uptake by self-insured employers nor is it certain that it will generate enough return on investment to be a recurring purchase from these customers. The fact that we do not currently sell tests to large, self-insured employers provides sales and marketing risks.

The interface between the DII and our laboratory information system has not yet been implemented.

An important feature of OneTest for Longevity is the interface between the DII and our laboratory reports. A laboratory version of the DII for this purpose remains in the final stage of development by the team from CHI. We cannot guarantee that it will be ready in time for our product launch or that it will function through our portal and laboratory information system without technical issues.

The viability of offering automated, tailored coupons for grocery purchases is untested and unproven by us.

Part of our value proposition to consumers and revenue model for OneTest for Longevity includes automated coupons delivered to the customers’ mobile app for the foods recommended for them to lower inflammation. This concept remains mere conjecture at this stage, and we do not know whether food suppliers would be willing to share revenues with us when their coupons are redeemed, nor do we know how consumers will view this feature and what percentage will redeem the coupons.

Our CLIAx and CLIAx fund might not contribute to our growth.

Part of our growth strategy is to create a fund associated with our CLIAx. This would enable us to invest in, acquire, or transact with companies that have tests that could add to our menu or technologies, products, testing components or intellectual property that strengthen our core business. We have identified a few companies that could be candidates for this CLIAx fund but have no agreements or letters of intent with any of them. Thus, there is no guarantee that we can identify or reach agreement in the near term with any such companies to meaningfully contribute to inorganic growth.

We face substantial competition.

The development and commercialization of diagnostics tests, especially MCEDs, is highly competitive and subject to rapid technological advances. We face competition with respect to our current products and any product candidates we may seek to develop or commercialize in the future. Our competitors may develop comparable tests that are safer, more effective, more convenient or less costly than any products that we may develop or market or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for our product candidates. Our competitors may devote greater resources to market or sell their tests, research and development capabilities, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully, or more effectively negotiate third-party licensing and collaborative arrangements. As a result, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition, and results of operations.

Regarding our longevity test, we face many competitors that assess pathways of aging other than inflammation such as telomere length, methylation, microbiome, and others. Furthermore, many labs can test for C-reactive protein, the most important biomarker of inflammation. If consumers do not value the proprietary DII or grocery coupon components of our test, they may seek out alternative testing providers.

If our diagnostics tests do not perform as expected, are misused or misinterpreted, or the reliability of the technology is questioned, we could experience delayed or reduced market acceptance of the tests, increased costs and damage to our reputation. False positives or false negatives could cause harm to patients and could result in action taken against our company.

Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostic tests. We believe that customers are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our diagnostic tests may be impaired if they fail to perform as expected or are perceived as difficult to use. Despite clinical verification studies, quality control and quality assurance testing, defects or errors could occur with tests.

In the future, if our diagnostic tests experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our diagnostic tests, either of which could hinder our success in the market. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in the test could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

Our inability to manage growth could harm our business.

We have added, and expect to continue to add, additional personnel in the areas of sales and marketing, laboratory operations, billing and collections, quality assurance and compliance. As we build our commercialization efforts and expand research and development activities, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase, significantly. Our ability to manage our growth effectively requires us to forecast expenses accurately, and to properly forecast and expand operational and testing facilities, if necessary, to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward with commercializing our tests, we will also need to effectively manage our growing manufacturing, laboratory operations and sales and marketing needs. If we are unable to manage our anticipated growth effectively, our business could be harmed.

We currently manufacture our tests predominantly in one facility and perform our testing in one laboratory facility. As demand for our tests grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently perform testing in a single laboratory facility in Gaithersburg, Maryland. Our headquarters and manufacturing facilities are also located in Maryland. As we expand sales and increase the number of tests processed by our laboratory facility, we may need to expand or modify our existing laboratory facility or acquire new laboratory facilities to increase our processing capacity. Any failure to do so on terms acceptable to us, if at all, may significantly delay our processing times and capabilities, which may adversely affect our business, financial condition, and results of operation.

If these, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, our business could be severely disrupted. If our laboratory is disrupted, we may not be able to perform testing or generate test reports as promptly as patients and healthcare providers require or expect, or possibly not at all. If we are unable to perform testing or generate test reports within a timeframe that meets patient and healthcare provider expectations, our business, financial results, and reputation could be materially harmed.

We currently maintain insurance against damage to our property and equipment and against business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

There are a limited number of manufacturers of molecular diagnostic equipment and related chemical reagents necessary for the provision of our diagnostic tests.

The test panels and algorithms that we have developed and will continue to develop rely on certain analytic equipment. There are only a few manufacturers of the equipment we will need and the chemical reagents that are required for use with a particular manufacturer’s equipment will be available only from that equipment manufacturer. If the manufacturer of the equipment we acquire discontinues operation or if we and other testing laboratories experience supply or quality issues with their equipment or reagents, it may become necessary for us to adjust our products for different analytic equipment, which would require additional experiments to ensure reproducibility of our test results using the new equipment. As a result, we may be unable to provide our diagnostic products for a period of time.

Our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our diagnostic tests that could result in delays or shortfalls in production. Suppliers may also face similar delays or shortfalls. In addition, suppliers’ production processes may have to change to accommodate any significant future expansion of manufacturing capacity, which may increase suppliers’ manufacturing costs, delay production of diagnostic tests, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for tests by successfully securing supply and shipping our diagnostic tests in a timely manner, our revenue could be impaired, market acceptance for the tests could be adversely affected and our customers might instead purchase our competitors’ diagnostic tests.

To achieve widespread use of our diagnostic test and commercial scale, some individual consumers may need convenient access to blood draw services, but we cannot guarantee that these service providers will be willing to perform them.

Currently, some of those who use our tests prefer traditional venous blood collected by a licensed phlebotomist. While our business customers, such as employers, typically have little difficulty finding phlebotomists, this can be a challenge for many of our individual consumers. To address this need, we have about 1,000 retail establishments that can draw blood for our test customers. These establishments perform these services based on contracts we have with the companies Any Lab Test Now and My One Medical Source. If those contracts were to terminate or expire or if they are unable to maintain their franchisees or networks of clinics willing to draw blood, this could limit our ability to serve our customers and grow.

Our capillary blood collection devices are manufactured by other companies, and we cannot guarantee that we will have a continued supply of these devices or that the costs for them will not rise significantly.

Since we began validating and offering capillary (upper arm) blood collection, about two-thirds of our customers have elected that approach over traditional venipuncture with high success and satisfaction rates. Currently, there are only three or four manufacturers with FDA cleared upper arm collection devices and not all reliably collect the required 0.5ml of whole blood needed for our cancer MCED. Thus, if these collection device suppliers go out of business, experience supply chain disruptions, or substantially raise their prices, this could significantly disrupt our business operations.

We have limited sales and marketing resources and few distribution resources for the commercialization of any diagnostic tests that we have developed.

We currently have limited sales and marketing resources. If we are successful in developing marketable diagnostic tests, we will need to build our own marketing and sales capability, which would require the investment of significant financial and management resources to recruit, train, and manage a sales force.

The sizes of the markets for our diagnostic tests and services and any future diagnostic tests and services may be smaller than we estimate and may decline.

Our estimates of the annual total addressable market for our diagnostic tests and services are based on a number of internal and third-party estimates and assumptions, including, without limitation, the assumed prices at which we can sell our diagnostic tests and services in the market. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our diagnostic tests and services in different market segments may prove to be incorrect. If the actual number of patients who would benefit from our diagnostic tests, the price at which we can sell them or the annual total addressable market for them is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.

If we fail to enter into and maintain successful strategic alliances for diagnostic tests that we elect to co-develop, co-market, or out-license, we may have to reduce or delay our diagnostic test development or increase our expenditures.

To facilitate the development, manufacture, and commercialization of our diagnostic tests we may enter into strategic alliances with hospitals and biomedical research institutes, biotechnology and diagnostics companies, clinical testing reference laboratories, and marketing firms in many of the countries in which we do business. We will face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our product development or research programs, or we may have to increase our expenditures and may need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

In some countries we may license marketing rights to diagnostics or clinical laboratory companies or to a joint venture company formed with those companies. Under such arrangements we might receive only a royalty on sales of the diagnostic tests developed or an equity interest in a joint venture company that develops the diagnostic test. As a result, our revenues from the sale of those diagnostic tests may be substantially less than the amount of revenues and gross profits that we might receive if we were to market and run the diagnostic tests ourselves.

We may become dependent on possible future collaborations to develop and commercialize many of our diagnostic test candidates and to provide the manufacturing, regulatory compliance, sales, marketing and distribution capabilities required for the success of our business.

We may enter into various kinds of collaborative research and development, manufacturing, and diagnostic test marketing agreements to develop and commercialize our diagnostic tests. There is a risk that we could become dependent upon one or more collaborative arrangements. A collaborative arrangement, upon which we might depend might be terminated by our collaboration partner or they might determine not to actively pursue the co-development of our diagnostic tests. A collaboration partner also may not be precluded from independently pursuing competing diagnostic tests or technologies.

The success of our business is substantially dependent upon the efforts of our senior management team and our ability to attract additional personnel.

Our success depends largely on the skills, experience, and performance of key members of our senior management team who are critical to directing and managing our growth and development in the future. Our success is substantially dependent upon our senior management’s ability to lead our company, implement successful corporate strategies and initiatives, develop key relationships, including relationships with collaborators and business partners, and successfully commercialize products and services. While our management team has significant experience developing diagnostic products, we have considerably less experience in commercializing these products or services. The efforts of our management team will be critical for us as we develop our technologies and seek to commercialize our tests and other products and services.

Our success also depends in large part on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The failure to maintain management or to attract sales personnel could materially adversely affect our business, financial condition, and results of operations.

Certain jurisdictions in which we may do business may not provide the same level of legal protections and enforcement of contract and intellectual property rights to which investors are accustomed in the United States.

We may conduct business in China and other foreign jurisdictions. In order to do business in these countries, we will be required to comply with the laws of those countries, including restrictions on exporting currency, requirements for local partners, tax laws and other legal requirements. Doing business in such foreign jurisdictions also entails political risk over which we have no control and for which we are unable to obtain insurance on acceptable terms. These countries also have different judicial systems, which may not provide the same level of legal protections and enforcement of contract and intellectual property rights to which investors are accustomed in the United States. We can provide no assurance that the applicable laws of such foreign jurisdictions will not be changed in ways unfavorable to us, or that applicable laws will be adequately enforced in order to provide the same levels of protection accorded to us in the United States.

Adverse U.S. and global market, economic and political conditions, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East and other events or circumstances beyond our control could have a material adverse effect on us.

Another economic or financial crisis or rapid decline of the consumer economy, significant concerns over energy costs, geopolitical issues, including the ongoing conflict between Ukraine and Russia, recent events in the Middle East, the availability and cost of credit, the U.S. mortgage market, or a declining real estate market in the U.S. can contribute to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. Market, political and economic challenges, including dislocations and volatility in the credit markets, general global economic uncertainty, uncertainty or volatility from matters such as the implementation of the governing agenda of President Donald J. Trump, and changes in governmental policy on a variety of matters such as trade, tariffs and manufacturing policies may adversely affect the economy and financial markets, our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.

The Russian invasion of Ukraine in February 2022 and the resulting global governmental responses, including international sanctions imposed on Russia and other countries that are supporting Russia’s invasion of Ukraine, have led to volatility in global markets, disruptions in the energy, agriculture and other industries and have created worldwide inflationary pressures. While the conflict has not caused material disruptions to our operations to date, further escalation of the war between Russia and Ukraine could result in a significant decline in global economic activities and impact our business.

The obligations associated with being a public company will require significant resources and management attention, and we will incur increased costs.

Prior to the completion of our direct listing in February 2026, we were required to publicly report on an ongoing basis under the reporting rules set forth in Regulation A of Section 3(6) of the Securities Act of 1933, as amended, or the Securities Act, for Tier 2 offerings. We are now required to publicly report on an ongoing basis under the reporting rules of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The ongoing reporting requirements under Regulation A are more relaxed than for public companies reporting under the Exchange Act. For instance, we were previously required to file only annual and semiannual reports. The reporting requirements of the Exchange Act require that we file annual, quarterly and current reports with respect to our business and financial condition, and proxy and other information statements. We must also comply with rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Public Company Accounting Oversight Board, and the listing requirements of the Nasdaq Stock Market LLC, or Nasdaq, each of which imposes additional reporting and other obligations on public companies.

We expect these rules and regulations, and any future changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases, due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a non-accelerated filer, or no longer an emerging growth company if we take advantage of the exemptions available to us through the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

We have previously restated our financial statements and may be required to restate our financial statements in the future, which could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities.

During the preparation of our financial statements for the nine months ended September 30, 2025, we identified certain errors in the accounting for stock-based compensation expense related to vesting of stock option awards granted to certain employees and executives in 2024. Specifically, we calculated a 25% vesting of certain options at the end of year one instead of upon issuance of the stock option. These modifications resulted in additional stock-based compensation expense that was not properly recorded in the year ended December 31, 2024. As a result, we restated our previously issued financial statements for the year ended December 31, 2024. We continue to refine our accounting policies, procedures and systems but there can be no assurance that previously issued financial statements will not require further correction. If we discover new accounting errors or determine that additional adjustments are necessary, we may be obligated to restate our historical financial statements.

Restatements frequently provoke heightened scrutiny from the SEC, the Public Company Accounting Oversight Board, other federal or state regulatory authorities and Nasdaq. Regulatory inquiries or investigations typically consume significant management attention, require substantial legal and accounting expenditures, and may result in enforcement proceedings, monetary penalties or mandated changes to our governance and controls. Restatements also may result in litigation, including class actions and stockholder derivative suits, which can be costly to defend and, if resolved unfavorably, impose damages or injunctive relief that could restrict our operations. The announcement of a restatement may erode investor confidence in the reporting financial information, reduce trading liquidity and increase stock price volatility and cause the trading price of our common stock to decline. Any of these risks could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

Risks Related to Intellectual Property

If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could create undue competition and pricing pressures. There is no certainty that our pending or future patent applications will result in the issuance of patents or that our issued patents will be deemed enforceable.

The success of our business depends significantly on our ability to operate without infringing patents and other proprietary rights of others. If the technology that we use infringes a patent held by others, we could be sued for monetary damages by the patent holder or its licensee, or we could be prevented from continuing research, development, and commercialization of diagnostic tests that rely on that technology, unless we are able to obtain a license to use the patent. The cost and availability of a license to a patent cannot be predicted, and the likelihood of obtaining a license at an acceptable cost would be lower if the patent holder or any of its licensees is using the patent to develop or market a diagnostic test with which our diagnostic test would compete. If we could not obtain a necessary license, we would need to develop or obtain rights to alternative technologies, which could prove costly and could cause delays in diagnostic test development, or we could be forced to discontinue the development or marketing of any diagnostic tests that were developed using the technology covered by the patent.

We have issued patents and patent applications pending worldwide that are owned by or exclusively licensed to us. We and our collaborators expect to continue to file and prosecute patent applications covering the products and technology that we commercialize. However, there is no assurance that any of our licensed patent applications, or any patent applications that we have filed or that we may file in the future in the United States or abroad, will result in the issuance of patents.

Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries. If we are unsuccessful in obtaining and enforcing patents, our competitors could use our technology and create diagnostic tests that compete with our diagnostic tests, without paying license fees or royalties to us.

The relatively recent Supreme Court decisions in Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corp. v. CLS Bank Int’l may adversely impact our ability to obtain strong patent protection for some or all of our diagnostic tests and associated algorithms.

The preparation, filing, and prosecution of patent applications can be costly and time consuming.

The preparation and filing of patent applications, and the maintenance of patents that are issued, may require substantial time and money. A patent interference proceeding may be instituted with the U.S. Patent and Trademark Office when more than one-person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. Furthermore, our limited financial resources may not permit us to pursue patent protection of all of our technology and diagnostic tests throughout the world, even where we have legally binding patent protection and trade secret rights. Even if we are able to obtain issued patents covering our technology or diagnostic tests, we may have to incur substantial legal fees and other expenses to enforce our patent rights in order to protect our technology and diagnostic tests from infringing uses. We may not have the financial resources to finance the litigation required to preserve our patent and trade secret rights.

Our patents may not protect our diagnostic tests from competition.

We might not be able to obtain any patents beyond those that have been issued by the U.S. Patent and Trademark Office, and any patents that we do obtain might not be comprehensive enough to provide us with meaningful patent protection. There will always be a risk that our competitors might be able to successfully challenge the validity or enforceability of any patent issued to us.

If we fail to meet our obligations under various license, license option, and technology transfer agreements, we may lose our rights to key technologies or data sources on which our business depends.

Our business will depend on several critical technologies and data sources that have licenses from various domestic and overseas companies and research centers. Importantly, if we fail to meet our obligations under our technology access agreement with BioInfra, this would adversely impact our ability to introduce an enhanced or premium version of our MCED test. These and other license agreements typically impose obligations on us, including payment obligations and obligations to pursue development and commercialization of diagnostic tests under the licensed patents and technology. If licensors believe that we have failed to meet our obligations under a license agreement, they could seek to limit or terminate our license rights, which could lead to costly and time-consuming dispute resolution and, potentially, a loss of the licensed rights. During the period of any such litigation our ability to carry out the development and commercialization of potential diagnostic tests, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed patents and technology in our business.

Risks Related to Healthcare Government Regulation, Reimbursement, Product Safety and Effectiveness

We have relied on and expect to continue to rely on third parties to conduct studies of our diagnostics tests that will be required to meet our obligations under CLIA, CAP and/or other regulatory authorities and those third parties may not perform satisfactorily.

We rely on third parties, such as academic, medical and commercial entities, to conduct studies for our diagnostics tests. These include, among others, the Chang Gung Memorial Hospital in Taiwan and BioInfra. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill, and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good scientific and clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements under the CLIA or the CAP, or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for additional diagnostic tests.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Recently, we have implemented, and we continue to implement, modifications and upgrades to such systems and acquired new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Our business and operations could suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of data for our diagnostic test candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our diagnostic test candidates could be delayed.

International operations could subject us to risks and expenses that could adversely impact the business and results of operations.

To date, we have not undertaken substantial commercial activities outside the United States. We have evaluated commercialization in Asian countries. If we seek to expand internationally, or launch other products or services internationally, in the future, those efforts would expose us to risks from the failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S., as well as U.S. rules and regulations that govern foreign activities such as the FCPA. In addition, we could be adversely affected by other risks associated with operating in foreign countries. Economic uncertainty in some of the geographic regions in which we might operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

These and other factors may have a material adverse effect on any international operations we may seek to undertake and, consequently, on our financial condition and results of operations.

Our business is subject to various complex laws and regulations. We could be subject to significant fines and penalties if we or our partners fail to comply with these laws and regulations.

As a provider of clinical diagnostic products and services, we and our partners are subject to extensive and frequently changing federal, state, and local laws and regulations governing various aspects of our business. In particular, the clinical laboratory industry is subject to significant governmental certification and licensing regulations, as well as federal and state laws regarding:

●	test ordering and billing practices;

●	marketing, sales and pricing practices;

●	anti-bribery such as ERKA;

●	health information privacy and security, including HIPAA, as amended by HITECH, and comparable state laws;

●	anti-markup legislation; and

●	consumer protection.

We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the FTC. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA and FTC regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments and healthcare laws and regulations are subject to change. Development of the existing commercialization strategy for our tests has been based on existing healthcare policies. We cannot predict what additional changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

If we or our partners, including independent sales representatives, fail to comply with these laws and regulations, we could incur significant fines and penalties and our reputation and prospects could suffer. Additionally, our partners could be forced to cease offering our products and services in certain jurisdictions, which could materially disrupt our business.

New FDA regulations of lab tests could significantly impact our commercial operations.

Most of our products have the regulatory status of LDTs, which for several decades have been regulated federally by the CMS under the CLIA statute rather than by FDA. On April 29, 2024, the FDA issued a final regulation under which they would begin to regulate LDTs starting in late 2027. However, on March 31, 2025, a U.S. District Court in Texas ordered that FDA’s LDT final rule be vacated and set aside, in its entirety. The FDA elected not to appeal the District Court decision. Thus, there is a consensus among legal experts that the FDA has no jurisdiction to regulate LDTs absent clear statutory authority from Congress. Heretofore bills to provide the FDA with this authority have failed to pass. However, there could be attempts in the future to reintroduce this legislation, especially if Democrats gain control of both Chambers. If passed into law, FDA regulation would impose substantial expenses and delays in our ability to introduce new LDTs.

If we unexpectedly are required to obtain regulatory approval of our diagnostic test products, it may take two years or more to conduct the clinical studies and trials necessary to obtain pre-market approval from the FDA. Even if our clinical trials are completed as planned, we cannot be certain that the results will support our test claims or that the FDA will agree with our conclusions regarding our test results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The clinical trial process may fail to demonstrate that our tests are effective for the proposed indicated uses, which could cause us to abandon a test candidate and may delay development of other tests.

We are required to comply with federal and state laws governing the privacy of health information, and any failure to comply with these laws could result in material criminal and civil penalties.

HIPAA sets forth security regulations that establish administrative, physical, and technical standards for maintaining the confidentiality, integrity and availability of protected health information in electronic form. We also may be required to comply with state laws that are more stringent than HIPAA or that provide individuals with greater rights with respect to the privacy or security of, and access to, their health care records. HITECH established certain health information security breach notification obligations that require covered entities to notify each individual whose protected health information is breached.

We may incur significant compliance costs related to HIPAA and HITECH privacy regulations and varying state privacy regulations and varying state privacy and security laws. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. The costs of complying with any changes to HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

We are subject to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These health care laws and regulations include the following:

●	ERKA;

●	the federal Anti-Kickback Statute;

●	the federal physician self-referral prohibition, commonly known as the Stark Law;

●	the federal false claims and civil monetary penalties laws;

●	the federal Physician Payment Sunshine Act requirements under the Affordable Care Act; and

●	State law equivalents of each of the federal laws enumerated above.

Any action brought against us for violation of these laws or regulations, even if we are in compliance and successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to applicable penalties associated with the violation, including, among others, administrative, civil and criminal penalties, damages and fines, and/or exclusion from participation in Medicare, Medicaid programs, including the California Medical Assistance Program (Medi-Cal—the California version of the Medicaid program) or other state or federal health care programs. Additionally, we could be required to refund payments received by us, and we could be required to curtail or cease our operations.

If we become subject to claims relating to the receipt and handling of bio-hazardous materials (including infected blood), we could incur significant cost and liability.

Our quality control quality assurance process might involve the receipt and handling of whole blood, serum, or plasma from one or more individuals. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of biological materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Maryland Department of Health, the CLIA, Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States. OSHA or the EPA may adopt additional regulations in the future that may affect our research and development programs. The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damage that results, and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance. We may not be able to maintain insurance on acceptable terms, if at all.

In the event that one or more lawsuits are filed against us, we could be subject to reputational risk.

Our diagnostic tests are intended for use only as screening devices, which trigger more in-depth diagnostic procedures. If our tests failed and the patient sued us, we could incur reputational damage if doctors or patients were dissuaded from using our tests. Repeated lawsuits could also precipitate regulatory scrutiny that could negatively impact our ability to sell our products.

Risks Related to Ownership of Our Common Stock

We may not be able to maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

An active trading market may not develop or continue to be liquid, and the market price of our common stock may be volatile.

Prior to our direct listing on Nasdaq in February 2026, there was not a public market for our common stock, and an active market for our common stock may not develop or be sustained, which could depress the market price of our common stock and could affect the ability of our stockholders to sell our common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our common stock. An inactive market may also impair our ability to raise capital by selling our common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our common stock as consideration.

The public price of our common stock also could be subject to wide fluctuations in response to the risk factors described in this report and others beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;

●	overall performance of the equity markets and/or publicly-listed companies that offer competing products;

●	actual or anticipated fluctuations in our revenue or other operating metrics;

●	our actual or anticipated operating performance and the operating performance of our competitors;

●	changes in the financial projections we provide to the public or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	any major change in our board of directors, management, or key personnel;

●	the economy as a whole and market conditions in our industry;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, in the U.S. or globally;

●	lawsuits threatened or filed against us;

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

●	sales or expected sales of our common stock by us and our officers, directors and principal stockholders.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

We have never paid cash dividends on our common stock, and we do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on our common stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, could cause the market price of our common stock to decline. Notably, we are obligated to issue 481,130 shares of common stock upon the conversion of our outstanding series E convertible preferred stock (excluding any increase as a result of antidilution adjustments), 3,656,172 shares of common stock upon the exercise of outstanding warrants, and 3,332,796 shares of common stock upon the exercise of outstanding stock options, and we have also reserved an additional 266,396 shares of common stock for issuance under our 2022 Stock Incentive Plan. We are also obliged to issue shares of common stock upon the conversion of secured convertible promissory notes in the aggregate principal amount of $570,000, which are convertible into shares of common stock at a conversion price of $6.80 (subject to adjustment). We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, the holders of our series E convertible preferred stock are entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. We could also issue additional preferred stock with such preferences. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

Investors in our common stock may be unable to bring claims under Sections 11 and 12(a)(2) of the Securities Act due to the tracing requirement, which may limit the remedies available to investors in a direct listing.

In a traditional underwritten initial public offering, investors can generally trace their shares to the registration statement, enabling them to bring claims under Sections 11 and 12(a)(2) of the Securities Act for material misstatements or omissions. However, in a direct listing like ours that does not involve a firm commitment underwriting—where both registered and unregistered shares may be sold into the public market on the first day of trading—investors may be unable to establish that their shares were issued pursuant to the registration statement. As a result, liability under Section 11 and possibly Section 12(a)(2) may be unavailable to some investors, even in the event of a material misstatement or omission.

In June 2023, the U.S. Supreme Court held in Slack Technologies, LLC v. Pirani that shareholders asserting Section 11 claims must plead and prove that their shares are traceable to the allegedly defective registration statement. The U.S. Court of Appeals for the Ninth Circuit, in its 2025 opinion on remand, confirmed that the tracing requirement applies in the context of direct listings and that tracing shares to a registration statement is particularly difficult where registered and unregistered shares begin trading at the same time. While the scope of Section 12(a)(2) liability remains unresolved, courts may impose similar traceability requirements.

Accordingly, if you purchase our common stock in the open market, you may not be able to assert claims under Section 11 or Section 12(a)(2) of the Securities Act for any material misstatements or omissions in the registration statement relating to our direct listing. This limitation may reduce the potential remedies available to investors, limit recovery in the event of a violation of the federal securities laws, and adversely affect the market price of our common stock. Moreover, because our potential liability under the Securities Act may be reduced as compared to a traditional initial public offering, investors may face greater risk in the event of inaccurate or incomplete disclosures.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not maintain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our direct listing, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

We are also a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a compensation discussion and analysis section in our proxy statements, and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company or changes in our management. Our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval, subject to Nasdaq’s rules. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy context, tender offer, merger or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our certificate of incorporation 20,000,000 shares of preferred stock. Our board acting alone and without approval of our stockholders, subject to Nasdaq’s rules, can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge.

In addition, various provisions of our bylaws may also have an anti-takeover effect. These provisions may delay, defer or prevent a tender offer or takeover attempt of our company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our bylaws contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our bylaws also provide that no director may be removed by less than a majority of the issued and outstanding shares entitled to vote on the removal. Our bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our bylaws also establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

Moreover, Section 203 of the General Corporation Law of the State of Delaware may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. See Exhibit 4.1 to this report for additional information.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

As part of our overall risk management process, we have established an Information Security Program designed to assess, identify, and manage cybersecurity risks as well as support efforts in responding to, and recovering from, cybersecurity threats and incidents.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data, including PHI. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we plan to engage external experts, including consultants and auditors, in evaluating and testing our risk management systems.  These services will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties is expected to include annual audits, ongoing threat assessments, and regular consultations on security enhancements.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

Management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

Management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2.	PROPERTIES.

On March 18, 2021, we entered into a lease agreement for a new office and laboratory space totaling 5,511 square feet in Gaithersburg, Maryland. The term of the lease commenced on December 1, 2021 and expires 88 months thereafter. The initial monthly rent is $10,676 with annual increases to $17,308 for the final year of the lease. We will also pay our 7.75% pro rata portion of the property taxes, operating expenses and insurance costs and are also responsible for paying for the utilities used on the premises.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On February 19, 2026, our common stock began trading on the Nasdaq Capital Market under the symbol “AIDX.” Prior to that, there was not market for our common stock.

Number of Holders of Our Common Stock

As of March 30, 2026, there were approximately 8,351 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A “Risk Factors—Risks Related to Ownership of Our Common Stock—We have never paid cash dividends on our common stock and we do not intend to pay dividends for the foreseeable future.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2025.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We develop and commercialize AI-powered, laboratory-based blood tests for the early detection and prevention of cancers and chronic diseases.

We offer two families of lab tests, both under our OneTest brand: (i) OneTest for Cancer, an MCED, and (ii) OneTest for Longevity, which measures inflammatory biomarkers, that was launched in February 2026 (the Longevity test is also being branded “OneTest for Workplace Wellness” when marketed to self-insured employers). Both tests are run in our CAP accredited, CLIA licensed laboratory in Gaithersburg, MD. This laboratory also hosts our CLIAx, which we believe is the country’s first shared CLIA laboratory for overseas diagnostics start-ups seeking to launch novel lab tests in the U.S. without the expense of establishing and operating their own independent lab.

Our legacy business also includes a pioneering field test kit for screening suspicious powders for bioterror agents known as BioCheck.

Recent Developments

Additional Closing of Bridge Financing

On February 9, 2026, we completed a second closing under the Note Purchase Agreement described under “—Liquidity and Capital Resources—Bridge Financing” below, pursuant to which we issued a secured convertible promissory note in the principal amount of $275,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000. The note and warrant have the same terms as those described below.

Filing of Certificate of Designation and Additional Closing of Private Placement

On February 13, 2026, we filed a certificate of designation, or the Certificate of Designation, with the Delaware Secretary of State to establish the rights and preferences of the series E convertible preferred stock described under “—Liquidity and Capital Resources—Private Placement” below. The following is a summary of the terms of the series E convertible preferred stock.

●	Number and Stated Value. Pursuant to the Certificate of Designation, we have designated 45,000 shares of our preferred stock as series E convertible preferred stock. Each share of series E convertible preferred stock has a stated value of $1,098.90, or the Stated Value; provided that upon the occurrence of an Event of Default (as defined in the Certificate of Designation), the Stated Value will automatically increase by ten percent (10%).

●	Ranking. The series E convertible preferred stock ranks senior to all classes of our capital stock, including the common stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our company. Without the prior express written consent of the holders of at least a majority of the outstanding shares of series E convertible preferred stock, voting separately as a single class, we shall not authorize or issue any additional or other shares of capital stock that is of senior or pari passu rank to the series E convertible preferred stock in respect of preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of our company.

●	Dividend Rights. Each share of series E convertible preferred stock shall accrue a rate of return on the Stated Value at a rate of 9% per annum, or the Preferred Return; provided that following the occurrence of an Event of Default (as defined in the Certificate of Designation), the Preferred Return will increase to 15% per annum until such Event of Default has been cured. The Preferred Return shall accrue on each share of series E convertible preferred stock from its issuance date, shall compound daily and be payable on a quarterly basis within five (5) trading days following the end of each calendar quarter, either in cash or via the issuance to the applicable holder of an additional number of shares of series E convertible preferred stock equal to the Preferred Return then accrued and unpaid, divided by the Stated Value, with the election as to payment in cash or via the issuance of additional shares of series E convertible preferred stock to be determined in our discretion.

●	Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of our company or a Deemed Liquidation Event (as defined in the Certificate of Designation), each share of series E convertible preferred stock shall be entitled to be paid out of the assets of our company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, an amount per share of series E convertible preferred stock equal to the Stated Value at such time, plus any accrued and unpaid Preferred Return (which we refer to as the Series E Preferred Liquidation Amount). If upon any such liquidation, dissolution or winding up or Deemed Liquidation Event, our assets available for distribution to stockholders shall be insufficient to pay the Series E Preferred Liquidation Amount, the holders of the series E convertible preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

●	Voting Rights. The holders of the series E convertible preferred stock shall not have any voting rights and shall not vote on any matter submitted to the holders of common stock, or any class thereof, for a vote; provided that, we shall not amend or repeal the Certificate of Designation without the prior written consent of the holders of at least a majority of the outstanding shares of series E convertible preferred stock, voting separately as a single class, and any such act or transaction entered into without such vote or consent shall be null and void ab initio, and of no force or effect.

●	Conversion Rights. Each share of series E convertible preferred stock will be convertible at any time at the option of the holder into a number of shares of common stock determined by dividing the Stated Value of the shares being converted by a conversion price of $11.42; provided that following the occurrence of a Trigger Event (as defined in the Certificate of Designation) or an Event of Default (as defined in the Certificate of Designation), such conversion price shall be equal to the lower of $11.42 and a price equal to 89% of the lowest daily volume weighted average price of our common stock on its principal market during the ten (10) trading day period prior to the conversion date, but in no event lower than a floor price of 20% of the “Minimum Price” as defined in Nasdaq Rule 5635 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events), calculated as of the most recent issuance date. Notwithstanding the foregoing, we will not effect any conversion, and a holder will not have the right to convert, shares of series E convertible preferred stock to the extent that, after giving effect to the conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion.

●	Redemption Rights. At any time after the date that is six (6) months from the applicable issuance date of the series E convertible preferred stock, we may elect, in the sole discretion of our board of directors, to redeem all or any portion of the series E convertible preferred stock then issued and outstanding from all of the holders by paying to the holders an amount in cash equal to the Series E Preferred Liquidation Amount then applicable to such shares of series E convertible preferred stock being redeemed multiplied by 120%. In addition, if an Event of Default (as defined in the Certificate of Designation) has occurred, the holders of at least a majority of the outstanding shares of series E convertible preferred stock may, by notice to us, force us to redeem all of the issued and outstanding shares of series E convertible preferred stock for a price equal to (i) the Stated Value of all such shares; plus (ii) any accrued and unpaid Preferred Return with respect to all such shares, provided that such Preferred Return shall be paid in cash in an amount equal to the number of shares otherwise issuable for the Preferred Return multiplied by the Stated Value; plus (iii) any and all other amounts due and payable to the holders pursuant to the Certificate of Designation.

The Certificate of Designation also includes customary covenants and events of default, including a covenant that we will not, without the prior written consent of the holders of at least a majority of the outstanding shares of series E convertible preferred stock: (i) issue, incur or guaranty any debt or additional Liabilities (as defined in the Certificate of Designation) other than (a) trade payables incurred in the ordinary course of business, (b) indebtedness or Liabilities incurred pursuant to equipment leases, purchase money financings, or capital leases entered into in the ordinary course of business, (c) indebtedness or Liabilities incurred in connection with bona fide commercial banking or credit card arrangements on customary terms, or (d) intercompany indebtedness; or (ii) issue (a) any shares of common stock, preferred stock or any option, warrant, or right to subscribe for, acquire or purchase shares of common stock or preferred stock, or (b) any securities that are convertible into or exchangeable for shares of common stock or any class or series of preferred stock, subject to certain exceptions set forth in the Certificate of Designation.

On February 19, 2026, we completed a second closing under the Preferred Purchase Agreement described under “—Liquidity and Capital Resources—Private Placement” below, pursuant to which we issued 5,000 shares of series E convertible preferred stock and the Preferred Warrant (as defined below) for a purchase price of $5,000,000, less fees of $25,000.

Conversion of Preferred Stock

On February 19, 2026, (i) an aggregate of 846,368 shares of series A preferred stock were converted into an aggregate of 846,368 shares of common stock, (ii) an aggregate of 651,465 shares of series A-1 preferred stock were converted into an aggregate of 651,465 shares of common stock, (iii) an aggregate of 442,402 shares of series A-2 preferred stock were converted into an aggregate of 442,402 shares of common stock, (iv) an aggregate of 1,471,487 shares of series B preferred stock were converted into an aggregate of 1,471,487 shares of common stock, (v) an aggregate of 1,204,040 shares of series C preferred stock were converted into an aggregate of 1,204,040 shares of common stock and (vi) an aggregate of 101,565 shares of series D preferred stock were converted into an aggregate of 101,565 shares of common stock upon our direct listing on Nasdaq.

Conversion of Convertible Promissory Notes – Private Placement

On February 19, 2026, all principal and accrued interest in the aggregate amount of $73,857 due under the convertible promissory notes described under “—Liquidity and Capital Resources—Convertible Promissory Notes - Private Placement” below was converted into an aggregate of 14,151 shares of common stock.

Conversion of Convertible Promissory Notes – Equity Crowdfunding

On February 25, 2026, all principal and accrued interest in the aggregate amount of $760,955 due under the convertible promissory notes described under “—Liquidity and Capital Resources—Convertible Promissory Notes - Equity Crowdfunding” below was converted into an aggregate of 91,535 shares of common stock.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to access additional capital and the size and timing of subsequent financings;

●	the costs of acquiring additional data, technology, and/or intellectual property to successfully reach our goals and to remain competitive;

●	personnel and facilities costs in any region in which we seek to introduce and market our products;

●	the costs of sales, marketing, and customer acquisition;

●	the average price per test paid by consumers;

●	the number of tests ordered per quarter;

●	the costs of third-party laboratories to run our tests;

●	the costs of compliance with any unforeseen regulatory obstacles or governmental mandates in any states or countries in which we seek to operate; and

●	the costs of any additional clinical studies which are deemed necessary for us to remain viable and competitive in any region of the world.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effective date of the registration statement of which this prospectus forms a part, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenues.

	December 31, 2025		December 31, 2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,045,133	100.00%	$1,752,343	100.00%
Cost of revenues	1,440,592	70.44%	1,392,032	79.44%
Gross profit	604,541	29.56%	360,311	20.56%
Operating expenses:
Sales, general and administrative	3,342,843	163.45%	4,759,587	271.61%
Research and development	592,569	28.97%	1,261,781	72.01%
Loss on impairment of fixed assets	-	-	16,356	0.93%
Total operating expenses	3,935,412	192.43%	6,037,724	344.55%
Operating loss	(3,330,871)	(162.87)%	(5,677,413)	(323.99)%
Other income (expense):
Interest expense	(156,207)	(7.64)%	(12,646)	(0.72)%
Interest income	21,399	1.05%	79,467	4.53%
Gain on change in derivative liabilities	7,737	0.38%	-	-
Loss on issuance of convertible note	(280,764)	(13.73)%	-	-
Other income (expense), net	(115)	(0.01)%	58,925	3.36%
Total other (income) expense	(407,950)	(19.95)%	125,746	7.18%
Net loss	$(3,738,821)	(182.82)%	$(5,551,667)	(316.81)%

Revenues. We generated revenues from sales of OneTest, BioCheck and from our CLIAx during the years ended December 31, 2025 and 2024. Our total revenues increased by $292,790, or 16.71%, to $2,045,133 for year ended December 31, 2025 from $1,752,343 for the year ended December 31, 2024. Such an increase was due to increases in our OneTest and CLIAx revenue streams, as described in more detail below. The following table summarizes our revenues by product:

	December 31, 2025		December 31, 2024
	Amount	% of Revenues	Amount	% of Revenues
OneTest	$1,803,707	88.20%	$1,490,881	85.08%
BioCheck	152,047	7.43%	177,283	10.12%
CLIAx	89,379	4.37%	84,179	4.80%
Total revenues	$2,045,133		$1,752,343

Revenues from sales of OneTest increased by $312,826, or 20.98%, to $1,803,707 for the year ended December 31, 2025 from $1,490,881 for the year ended December 31, 2024. This increase resulted from several developments, including an increase in the proportion and volumes for our higher priced Premium Tests. We sold 3,192 Premium Tests during the year ended December 31, 2025, as compared to 2,369 tests during the year ended December 31, 2024, representing an increase of approximately 35%. We sold 5,411 Standard Tests during the year ended December 31, 2025, as compared to 4,806 during the year ended December 31, 2024. The increase in Premium Tests sold also contributed to the increase in total revenue given the higher retail price point of $345 compared to $199 for the Standard Test. In addition, we increased the sales prices of both tests in June 2024. Additionally, we began multi-cancer screenings of war veterans, a new market segment.

Revenues from sales of BioCheck decreased by $25,236, or 14.23%, to $152,047 for the year ended December 31, 2025 from $177,283 for the year ended December 31, 2024. This decrease continues a years-long decline since patents covering that product expired in 2021 and more direct competitors emerged.

Revenues from our CLIAx increased by $5,200, or 6.18%, to $89,379 for the year ended December 31, 2025 from $84,179 for the year ended December 31, 2024. The increase was driven by improvements in technical and managerial staffing and revenues attributable to biennial CLIA regulatory inspection, which took place in February 2025.

Cost of revenues. Our cost of revenues includes materials, labor, and laboratory expenses. Our cost of revenues increased by $48,560 or 3.49%, to $1,440,592 for the year ended December 31, 2025 from $1,392,032 for the year ended December 31, 2024. As a percentage of revenues, cost of revenues was 70.44% and 79.44% for the years ended December 31, 2025 and 2024, respectively. This decrease was primarily due to the change in product mix, as illustrated by the table below.

	December 31, 2025				December 31, 2024
	Revenues	Cost of Revenues	Gross Profit	Gross Margin	Revenues	Cost of Revenues	Gross Profit	Gross Margin
OneTest	$1,803,707	$1,309,837	$493,870	27.38%	$1,490,881	$1,282,123	$208,758	14.00%
BioCheck	152,047	100,042	52,005	34.20%	177,283	86,445	90,838	51.24%
CLIAx	89,379	30,713	58,666	65.64%	84,179	23,464	60,715	72.13%
	$2,045,133	$1,440,592	$604,541	29.56%	$1,752,343	$1,392,032	$360,311	20.56%

Gross profit and gross margin. As a result of the foregoing, our gross profit increased by $244,230, or 67.78%, to $604,541 for the year ended December 31, 2025 from $360,311 for the year ended December 31, 2024. Gross profit as a percentage of revenues (gross margin) was 29.56% and 20.56% for the years ended December 31, 2025 and 2024, respectively.

Sales, general and administrative expenses. Our sales, general and administrative expenses include sales, marketing, office leases, overhead, executive compensation, legal, regulatory, government relations, and similar expenses. Our sales, general and administrative expenses decreased by $1,416,744, or 29.77%, to $3,342,843 for the year ended December 31, 2025 from $4,759,587 for the year ended December 31, 2024. As a percentage of revenues, sales, general and administrative expenses were 163.45% and 271.61% for the years ended December 31, 2025 and 2024, respectively. Such a decrease was primarily due to optimizing the productivity and efficiency of our digital marketing campaigns by reducing spending on outside marketing agencies, moving more digital marketing efforts in-house, and achieving much better return on ad spending (ROAS) in 2025 than in 2024. Additionally, we eliminated redundancies in our operating personnel, improved productivity and output per employee, and reined in overspending on outside accounting services.

Research and development expenses. Our research and development expenses include clinical data acquisitions, laboratory validation and bridging studies, data analysis algorithms, and non-capitalizable machine learning software development. It also includes laboratory test validation and technical consultation. Our research and development expenses decreased by $669,212, or 53.04%, to $592,569 for the year ended December 31, 2025 from $1,261,781 for the year ended December 31, 2024. As a percentage of revenues, research and development expenses were 28.97% and 72.01% for the years ended December 31, 2025 and 2024, respectively. R&D spending in 2025 was significantly lower than in 2024 since the prior year included two important sets of studies, one in connection with a blinded validation of our MCED test with the NCI and the other relating to validating the test using capillary blood collection devices. Both of those studies in 2024 were successful and benefit us going forward. In contrast, R&D activities in 2025 were more limited and focused primarily on development and validation of the early version of the Longevity panel, with the work continuing into 2026.

Loss on impairment of fixed assets. In the year ended December 31, 2024, we recorded an impairment charge of $16,356 for certain lab equipment.

Total other income (expense). We had total other expense net, of $407,950 for the year ended December 31, 2025, as compared to other income, net, of $125,746 for the year ended December 31, 2024. Total other expense, net, for the year ended December 31, 2025 consisted of interest expense of $156,207, loss of issuance of convertible note of $280,764 and other expense of $115, offset by interest income of $21,399 and gain on change in derivative liabilities of $7,737, while total other income, net, for the year ended December 31, 2024 consisted of interest income of $79,467 and other income of $58,925 due to a refund of sales and use taxes from the State of Maryland, offset by interest expense of $12,646.

Net loss. As a result of the cumulative effect of the factors described above, we generated a net loss of $3,738,821 for the year ended December 31, 2025, as compared to $5,551,667 for the year ended December 31, 2024, a decrease of $1,812,846, or 32.65%.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $1,025,987. Historically, our sources of cash have included offerings of equity securities and cash generated from revenues.

We have incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, subsequent to December 31, 2025, we have raised additional funding through a private placement of $5 million and convertible debt and bridge financing of $275,000. In addition, we have conducted a direct listing on Nasdaq as part of our capital-raising and strategic growth initiatives. Although management believes that the direct listing may enhance our access to public capital markets, there can be no assurance that such a transaction will be completed or that it will generate sufficient liquidity to fund operations.

Our company’s continuation as a going concern is dependent upon achieving continued revenue growth that exceeds spending increases, a trend that was achieved in 2025, with continued financial support from external financing to provide the necessary liquidity to meet its obligations as needed. Management believes that additional external financing can be obtained, including potential proceeds from other equity or debt financings. However, there can be no assurance of the success, timing, or terms of any future capital-raising activities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Summary of Cash Flows

The following table provides detailed information about our net cash flow for the period indicated:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(1,919,720)	$(2,598,785)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,161,698	293,333
Net decrease in cash and cash equivalents	(758,022)	(2,305,452)
Cash and cash equivalents at beginning of year	1,784,009	4,089,461
Cash and cash equivalent at end of year	$1,025,987	$1,784,009

Net cash used in operating activities was $1,919,720 for the year ended December 31, 2025, as compared to $2,598,785 for the year ended December 31, 2024. Cash used in operating activities for the year ended December 31, 2025 was mainly attributed to the net loss of $3,738,821 and the addition of non-cash adjustments that positively impact operating cashflows, which includes $516,180 of stock-based compensation. The remaining change was primarily attributed to net positive cash from changes in operating assets and liabilities of $836,734, including changes in accounts payable of $496,242 and accrued liabilities of $419,263. Cash used in operating activities for the year ended December 31, 2024 was mainly attributed to the net loss of $5,551,667 and the addition of non-cash adjustments that positively impact operating cashflows, which includes $2,176,098 of stock-based compensation and a loss on depreciation and amortization of $116,035. The remaining change was primarily attributed to net positive cash from changes in operating assets and liabilities of $619,693.

We had no investing activities for the years ended December 31, 2025 and 2024.

Net cash provided by financing activities was $1,161,698 for the year ended December 31, 2025, as compared to $293,333 for the year ended December 31, 2024. The net cash provided by financing activities for the year ended December 31, 2025 consisted of proceeds from the issuance of the convertible notes described below of $988,472, proceeds from the issuance of series D preferred stock of $192,338, and proceeds from the issuance of the Pre-Delivery Shares described below of $4,750, offset by deferred offering costs of $23,8562, while the net cash provided by financing activities for the year ended December 31, 2024 consisted entirely of proceeds from the issuance of series D preferred stock.

Bridge Financing

On November 17, 2025, we entered into a securities purchase agreement, or the Note Purchase Agreement, with Streeterville Capital, LLC, or the Investor, pursuant to which we agreed to offer and sell to the Investor a secured convertible promissory note in the principal amount of $295,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000, which, in addition to the original issue discount described below, includes $20,000 to pay the Investor’s fees. The secured convertible promissory note and the warrant were issued on November 17, 2025. The Note Purchase Agreement also provides that, upon the mutual agreement of the parties, the parties may complete a second closing, which was completed on February 9, 2026, as described above.

These notes carry an original issue discount of $25,000 and accrue interest at a rate of eight percent (8%) per annum with the principal amount and all accrued interest being due and payable six months (6) after issuance. We may prepay these notes upon ten (10) trading days’ notice; provided that if such prepayment is made after thirty (30) days following the issuance date, then we must pay a prepayment penalty in an amount equal to 110% of the amount being prepaid.

These notes are secured by all of our assets pursuant to a security agreement and an intellectual property security agreement, each entered into between the parties on November 17, 2025, and contain customary covenants and events of default for a loan of this type. Upon an event of default, the interest rate shall increase to fifteen percent (15%) per annum or the maximum rate permitted under applicable law. In addition, these notes contain certain triggering events that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to fifteen percent (15%) of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to five percent (5%) of the then outstanding balance.

The Investor may, at its election, convert all or any portion of the outstanding balance of these notes into shares of common stock at a conversion price equal to $6.80 (subject to adjustments). Notwithstanding the foregoing, these notes provide that, on the date on which the Subsequent Registration Statement (as defined below) is declared effective by the SEC, the notes shall automatically be exchanged for a number of shares of series E convertible preferred stock equal to the outstanding balance of the notes divided by $1,000.

The warrants may be exercised at any time until February 28, 2027 at an exercise price of $8.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions).

The notes and the warrants also contain a beneficial ownership limitation which provides that we will not effect any conversion or exercise, and the Investor will not have the right to convert or exercise, any portion of the notes or the warrants to the extent that, after giving effect to the conversion or exercise, the Investor (together with the Investor’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares upon such conversion or exercise.

The Note Purchase Agreement includes customary representations, warranties and covenants, including a covenant that we will not, without the Investor’s prior written consent: (i) issue, incur or guaranty any debt or additional Liabilities (as defined in the Note Purchase Agreement) other than (a) trade payables incurred in the ordinary course of business, (b) indebtedness or Liabilities incurred pursuant to equipment leases, purchase money financings, or capital leases entered into in the ordinary course of business, (c) indebtedness or Liabilities incurred in connection with bona fide commercial banking or credit card arrangements on customary terms, or (d) intercompany indebtedness; or (ii) issue (a) any shares of common stock, preferred stock or any option, warrant, or right to subscribe for, acquire or purchase shares of common stock or preferred stock, or (b) any securities that are convertible into or exchangeable for shares of common stock or any class or series of preferred stock, subject to certain exceptions set forth in the Note Purchase Agreement.

The Note Purchase Agreement also contains a most favored nation provision, which provides that, so long as the notes or the warrants are outstanding, upon our issuance of any security with any economic term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Transaction Documents (as defined in the Note Purchase Agreement), then we shall notify the Investor of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at the Investor’s option, shall become a part of the Transaction Documents for the benefit of the Investor. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, conversion lookback periods, interest rates, original issue discounts, floor prices, stock purchase prices, conversion prices, warrant coverage, warrant exercise prices, and anti-dilution/conversion and exercise price resets.

As of December 31, 2025, the outstanding principal amount of the note is $295,000 and it has accrued interest of $2,898.

Private Placement

On November 17, 2025, we entered another securities purchase agreement, or the Preferred Purchase Agreement, with the Investor, pursuant to which we agreed to offer and sell to the Investor (i) up to $40,000,000, or the Commitment Amount, in shares of newly designated series E convertible preferred stock at a purchase price of $1,000 per share; (ii) 50,000 shares of common stock, or the Commitment Shares; (iii) 475,000 shares of common stock, or the Pre-Delivery Shares; and (iv) a warrant to purchase 3,502,627 shares of common stock, or the Preferred Warrant.

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, we issued the Commitment Shares and the Pre-Delivery Shares to the Investor for a purchase price of $4,750. The second closing occurred on February 19, 2026, as described above.

At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, we may request that the Investor purchase additional shares of series E convertible preferred Stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to the Investor. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value (as defined above) of all outstanding shares of series E convertible preferred stock plus accrued but unpaid interest held by the Investor as of the applicable measurement date (which we refer to as the Preferred Share Outstanding Balance).

The Preferred Warrant may be exercised at any time until November 30, 2026 at an exercise price of $11.42 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). Notwithstanding the foregoing, the Preferred Warrant also contains a beneficial ownership limitation which provides that we will not effect any exercise, and the Investor will not have the right to exercise, any portion of the Preferred Warrant to the extent that, after giving effect to the exercise, the Investor (together with the Investor’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares upon such exercise.

Pursuant to the Preferred Purchase Agreement, we agreed to file with the SEC within fifteen (15) days of the first closing, a registration statement on Form S-1, or the Initial Registration Statement, registering at least 5,050,000 shares of common stock for the resale of the Commitment Shares and the shares of common stock issuable upon exercise of the Preferred Warrant. The Initial Registration Statement was declared effective by the SEC on February 17, 2026. In addition, we agreed to file another registration statement on Form S-1, or the Subsequent Registration Statement, registering at least 10,000,000 shares of common stock for the resale of the Pre-Delivery Shares, the shares of common stock issuable upon conversion of the series E convertible preferred stock, and any other shares of common stock issuable pursuant to the Preferred Purchase Agreement. We agreed to use commercially reasonable efforts and take all necessary actions to cause the Subsequent Registration Statement to be declared effective by the SEC within ninety (90) days of February 19, 2026. If the Subsequent Registration Statement has not been declared effective by such date, then we agreed to pay a cash fee to the Investor equal to one percent (1%) of the Preferred Share Outstanding Balance on such ninetieth (90th) day and continue to pay in cash a fee equal to one percent (1%) of the Preferred Share Outstanding Balance for each thirty (30) days that the Subsequent Registration Statement is not declared effective until the date that is six (6) months from February 19, 2026.

Pursuant to the Preferred Purchase Agreement, we shall have the right, at any time after the earlier of: (i) the Investor owning 250 or fewer shares of series E convertible preferred stock and the unfunded Commitment Amount equaling zero, or (ii) the date that is three (3) years from the first closing (provided that we are not in default under the Certificate of Designation), to repurchase the Pre-Delivery Shares upon a written request delivered to the Investor at a purchase price of $0.01 for each such Pre-Delivery Share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions).

Pursuant to the Preferred Purchase Agreement and subject to certain exceptions described therein, at any time during the period beginning on February 19, 2026 and ending on the date that is one (1) year thereafter, the Investor shall have the right to participate at its discretion in any debt or equity financing in an amount of up to twenty percent (20%) of the amount sold.

The Preferred Purchase Agreement also includes other customary representations, warranties and covenants, including a most favored nation provision, which provides that, so long as the Investor owns any shares of series E convertible preferred stock or the Preferred Warrant, upon our issuance of any security with any term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Transaction Documents (as defined in the Preferred Purchase Agreement), then we shall notify the Investor of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at the Investor’s option, shall become a part of the Transaction Documents for the benefit of the Investor. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing fixed purchase prices, conversion discounts, conversion lookback periods, interest rates/preferred return rates, dividend rights, original issue discounts, floor prices, conversion prices, anti-dilution protection and exercise prices. Notwithstanding the foregoing, this provision shall not apply to certain exempt issuances set forth in the Preferred Purchase Agreement or to the issuance of debt securities.

Convertible Promissory Notes – Equity Crowdfunding

In May 2025 and November 2025, we launched equity crowdfundings offering under Section 4(a)(6) of the Securities Act and Regulation Crowdfunding promulgated thereunder, pursuant to which we offered convertible promissory notes. We issued convertible promissory notes in the aggregate principal amount of $712,256 for gross proceeds of $712,256 and net proceeds of approximately $668,472, of which $7,372 is subject to a holdback and will be released to us in April 2026.

These notes bear interest at a rate of fifteen percent (15%) per annum and are due and payable within ninety (90) days of written demand from the holder; provided that such written demand may not occur prior to the date that is twenty-four (24) months from the date of issuance. The notes may not be pre-paid by us without the prior written consent of the holders of a majority of the then outstanding principal amount of the notes. The notes are unsecured and contain customary events of default. The notes are convertible into common stock as follows:

●	If our company’s (or a successor to our company’s) shares are listed on a national securities exchange, including, without limitation, through a firm underwritten initial public offering, merger, reverse merger, or direct listing, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holders, into a number of shares equal to the number that results from the following equation: dividing (i) all of the principal and accrued interest then outstanding under the notes by (ii) a conversion price equal to (A) eighty percent (80%) of the price per share sold to the public by the underwriters at the closing of the initial public offering, or (B) in the event of a merger, reverse merger, or direct listing, the volume weighted average price of our common stock during the five (5) trading days following such merger, reverse merger, or direct listing.

●	If we consummate a financing transaction whereby any equity or equity-linked securities are sold to investors in exchange for cash in which we receive gross proceeds of at least four million dollars ($4,000,000) (including the conversion of the notes) (which is referred to as a Qualified Financing), then effective upon the closing of the Qualified Financing, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holders, into a number of shares or units, as applicable, that were sold in such Qualified Financing at a conversion price equal to eighty percent (80%) of the price per share or unit, as applicable, sold in such Qualified Financing.

●	If we consummate a financing transaction whereby any equity or equity-linked securities are sold to investors in exchange for cash in a transaction that does not constitute a Qualified Financing, then the holders of a majority of the then outstanding principal amount of the notes shall have the option to treat such equity financing as a Qualified Financing.

The balance of these notes as of December 31, 2025 amounted to principal of $712,256 and accrued interest of $34,748, offset by the unamortized debt discounts of $185,832 for a net balance of $561,172. As described above, these notes were converted into common stock on February 25, 2026.

Convertible Promissory Notes – Private Placement

In January 2025, we issued convertible promissory notes in the aggregate principal amount of $70,000 for gross proceeds of $70,000. These notes bear interest at a rate of five percent (5%) per annum and are due and payable within thirty (30) days of written demand from the holder; provided that such written demand may not occur prior to the date that is thirty-six (36) months from the date of issuance. The notes are unsecured and contain customary events of default. The notes are convertible into our common stock as follows:

●	If our common stock is listed on a national stock exchange, including, without limitation, through a firm underwritten initial public offering, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holder, into shares of common stock at a conversion price equal to eighty percent (80%) of the price per share sold to the public by the underwriters at the closing of the initial public offering; provided, however, that in no event shall the number of shares be less than the number of shares issuable pursuant to a conversion upon a Qualified Financing (as defined below).

●	If we consummate a financing transaction whereby any equity or equity-linked securities are sold to investors in exchange for cash for gross proceeds of at least ten million dollars ($10,000,000) (which we refer to as a Qualified Financing), then effective upon the closing of the Qualified Financing, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holder, into a number of shares or units, as applicable, that were sold in such Qualified Financing at a conversion price equal to eighty percent (80%) of the price per share or unit, as applicable, sold in such Qualified Financing; provided, however, that the conversion price per share or unit, as applicable, shall not exceed the quotient obtained by dividing $70,000,000 by the total number shares of common stock outstanding on a fully diluted basis (assuming conversion of all securities convertible into common stock and exercise of all outstanding options and warrants, but excluding the shares of equity securities issuable upon the conversion of the notes or other convertible securities issued for capital raising purposes (e.g., Simple Agreements for Future Equity)).

●	If we consummate an equity financing pursuant to which we sell shares of equity or equity-linked securities in a transaction that does not constitute a Qualified Financing, then the holders of at least a majority in principal amount of the notes then outstanding shall have the option to treat such equity financing as a Qualified Financing.

The balance of these notes as of December 31, 2025 amounted to principal of $70,000 and accrued interest of $3,377, offset by the unamortized debt discounts of $15,195 for a net balance of $58,182. As described above, these notes were converted into common stock on February 19, 2026.

Contractual Obligations

Our principal commitments consist mostly of obligations under the convertible notes described above and the operating leases described under Item 2 “Properties.” Other than indicated above, at December 31, 2025, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. In accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements that we deem are within the scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) calculate transfer price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Performance obligations for three different types of services are discussed below:

●	OneTest ‒ Revenues from the sale of OneTest are recognized when returned serum specimens are analyzed in our CLIA laboratory and the results are reported to the customer. The specific transaction price is provided to the customer at the time of purchase either through the on-line portal or via a sales quote for commercial clients, which may be discounted from list price based on volume of tests ordered. Periodically, discounts are provided to individuals when purchased through our online portal. No estimates or adjustments are made to the transaction price for returns or refunds, since these events rarely occur. There are three customer groups: (i) individuals who purchase tests through our online portal; (ii) commercial clients that pay upfront for test kits and (iii) professional health organizations that purchase collection kits and are all billed upon completion of testing and when results are reported to the customer. Contracts with customers do not contain significant financing components based on the typical period between performance of services and collection of consideration. There are very little requests for returns or refunds. We also license proprietary algorithms to customers under contracts that include usage-based per-case testing fees. Per-case testing fees represent variable consideration based on actual usage. Revenue from such fees is recognized at the point in time when the testing services are performed, as this is when our company satisfies its performance obligation and the customer obtains the benefits of the test results. Under the accounting convention known as “breakage,” tests for which blood specimens have not been received by us more than 12 months after purchase are deemed to be revenues.

●	BioCheck ‒ Revenues for kits are recognized when kits are shipped to the customer. The specific transaction price is provided to the customer at the time of purchase, which may be discounted from list price based on the volume of tests ordered. No estimates or adjustments are made to the transaction price for returns or refunds, since these events rarely occur. Customers’ payment terms are due upon receipt and are not provided significant financing components based on the typical period between shipment of the product and collection of consideration. There are no requests for returns or refunds.

●	CLIAx – Contractually, we can earn revenue in two ways: (i) by providing laboratory services and (ii) through co-marketing activities of the CLIAx client’s laboratory developed tests. Revenue for laboratory services is recognized monthly based on agreed laboratory activities for space, equipment use and contracted personnel. The revenue that can be earned through co-marketing activities would be recognized if we sell any of the customer’s products. As of December 31, 2025, the CLIAx customer is working through its marketing plan and we have not yet performed any co-marketing activities and as a result has not sold any CLIAx products or recognized any related revenue.

Derivative Instruments. In connection with the issuances of equity instruments or debt, we may issue options, warrants, or other equity-linked instruments to purchase common stock. In certain circumstances, these instruments may be classified as liabilities rather than equity. In addition, debt instruments may contain embedded derivative features that require evaluation under ASC Topic 815, Derivatives and Hedging, to determine whether such features must be bifurcated from the host contract and accounted for separately as derivative liabilities.

During the periods presented, we evaluated the convertible notes issued to investors, which contain an embedded conversion feature that provides for automatic conversion at a discounted price upon the occurrence of a future qualified financing event. Because the conversion terms include a variable conversion price based on a percentage of the price in a future financing and the occurrence of that financing is outside our control, the feature is not considered to be clearly and closely related to the debt host instrument. As a result, we concluded that the conversion feature represents an embedded derivative that must be bifurcated and accounted for separately as a derivative liability under ASC 815. The derivative liability is initially measured at fair value on the issuance date of the notes and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the accompanying statements of operations.

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with the applicable authoritative guidance in ASC Topic 480 and ASC Topic 815-40, “Contracts in Entity’s Own Equity.” The assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of our control, among other conditions for equity classification.

Warrants that meet all the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Warrants that do not meet all the criteria for equity classification are recorded at their initial fair value on the date of issuance, with changes in fair value recognized in the statement of operations each period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

In preparing our financial statements as of and for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2025, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses or that we will not have additional material weaknesses in the future. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Jonathan Cohen	63	Chief Executive Officer, President and Director
Alan B. Bergman	57	Chief Financial Officer
Jiming Zhou, Ph.D.	58	Chief Operating Officer
Ron Baker	75	Chief Business Officer
Michael Lebowitz, Ph.D.	58	Chief Scientific Officer
John G. Compton, Ph.D.	77	Chairman of the Board
Richard M. Cohen	75	Director
Prasanth Reddy	51	Director
John W. Rollins	81	Director
Michael A. Ross, M.D.	76	Director

Jonathan Cohen. Mr. Cohen is the founder of our company and has served as Chief Executive Officer, President, and a director since its inception. He is a co-inventor of two of our most successful products, OneTest and BioCheck, and has led the commercial launch and sales of both. He has also spearheaded license, research, technology transfer, investment, and sales and marketing agreements with Fortune 500 companies such as Eastman Kodak, Abbott Diagnostics, Johnson & Johnson, IBM, and Ping An, the largest health insurance company in China. Mr. Cohen has also been a leading advocate in Annapolis, MD and on Capitol Hill on behalf of small and emerging biotechnology and diagnostics companies. Before founding our company, Mr. Cohen was patent and general counsel for two publicly traded companies, Ventana Medical Systems Inc. (acquired by Roche diagnostics in 2008), from 1999 to 2000, and Oncor Inc., from 1997 to 1999. Mr. Cohen is a registered patent attorney with more than 25 years of experience in biotechnology patents and licensing matters. Mr. Cohen has a Master of Science Degree in Biotechnology from Johns Hopkins University and a law degree from the American University. We believe that Mr. Cohen is qualified to serve on our board of directors due to his experience in our industry and knowledge of our company.

Alan B. Bergman. Mr. Bergman has served as our Chief Financial Officer since February 2026 and was previously our Interim Chief Financial Officer from December 2025 to February 2026. Mr. Bergman’s expertise includes corporate financial management, mergers and acquisitions, corporate reorganizations, cost reduction and avoidance, financial analysis and reporting, IPO management, contract negotiations, ISO 9000 Quality Systems and SEC reporting and compliance. Prior to joining us, he served as the chief financial officer of Plethy, Inc., a private musculoskeletal med-tech company, from December 2024 to December 2025. From January 2021 to December 2024, he served as the chief financial officer of Smart for Life, Inc., a publicly traded company engaged in the sale of a broad spectrum of nutritional and related products with an emphasis on health and wellness. He previously served as chief financial officer and vice president finance at Bright Mountain Media, Inc. from June 2019 to December 2020. Prior to that, he served as vice president finance at Greenlane Holdings, Inc., from December 2018 to May 2019. He previously served as controller for Woodfield Distribution from October 2013 to February 2018 and as vice president finance at Latitude Solutions from May 2011 to March 2013. Mr. Bergman commenced his career in 2000 with Deloitte as a senior auditor and subsequently as audit manager at Mallah Furman, P.A. and as senior auditor at Weinberg & Company, P.A. In addition, Mr. Bergman has been an Adjunct Professor of Accounting at Florida Atlantic University and Millennia Atlantic University. Mr. Bergman received his Master’s Degree in Accounting from University of Miami.

Jiming Zhou, PhD. Dr. Zhou has served as our Chief Operating Officer since August 2020. He is an expert in healthcare and biotech industries, with over 20 years of experience in both academia and industry. Dr. Zhou began his academic career as an associate professor at Sichuan University in China, where he received his PhD of Biology. Afterward, he moved to the United States to conduct research at the University of Iowa, where he spent 7 years publishing over 30 peer-reviewed research papers and receiving numerous grants and patents. In 2005, Dr. Zhou transitioned into industrial R&D, where he led a joint pharmaceutical project that reached significant milestones totaling $330 million. He then went on to manage multiple clinical labs and co-founded companies, collaborating with prominent healthcare institutes both in the US and China. Prior to joining us in July 2019, Dr. Zhou held various leadership roles, including serving as president and co-founder of Baltimore-based biotech firm Firefox Pharmaceuticals, LLC from April 2017 to July 2019, partner and co-founder of Virginia-based Fairfax Medical Consulting International, LLC from October 2013, and managing director of Diagnostic Operation and Strategic Alliance of the Genetics and IVF Institute, an international company based in Virginia, from September 2009 to September 2013. Dr. Zhou’s extensive experience in the biotech industry, along with his research expertise, make him a valuable member of our team. He continues to play a crucial role in our success and growth.

Ron Baker. Mr. Baker has served as our Chief Business Officer since October 2019 and previously served as our Director of Sales from October 2019 to January 2023. Prior to joining us, he held executive management positions in clinical research, operations, technical, sales, marketing and business development with international, national and start-up companies, all related to specialized oncology laboratory services, including as executive director of U.S. sales for SGS Life Sciences (Belgium) from December 2006 to March 2018. He previously worked with Roche Diagnostics and Roche Clinical Labs, International Clinical Labs and Molecular Oncology (start-up sold to Dianon). Mr. Baker earned his BS in Biology from Loyola University.

Michael Lebowitz, Ph.D. Dr. Lebowitz has served as our Chief Scientific Officer since January 2020 and was previously our Director of Research & Development from 2009-2012. Dr. Lebowitz has more than 30 years of research experience, including 27 years in our industry and more than 25 years in research management. He has been directly involved in the commercial launch of six LDTs for the early detection of cancer and the establishment of two CLIA-certified labs. He has also spearheaded the R&D supporting an anti-cancer vaccine from discovery through phase I clinical development. He is concurrently chief scientific officer of Athanor Biosciences, Inc., a cancer therapeutics company he cofounded in 2020. Prior to his current positions, he was senior director and vice president of research at Sensei Biotherapeutics from 2014-2019. Dr. Lebowitz holds a Ph.D. from the Johns Hopkins University School of Medicine in biochemistry, cellular, and molecular biology where he subsequently completed a three-year fellowship in immunology in the department of pathology, division of immunopathology. He is currently an adjunct faculty at both Johns Hopkins University and University of Maryland, Baltimore County teaching in their respective Biotechnology programs.

John G. Compton, Ph.D. Dr. Compton has served as Chairman of the Board since July 2016. He has over 30 years of experience in the development and application of molecular biological techniques to answer questions about genetics and epidermal differentiation and has authored more than 80 publications in the field. Dr. Compton served as vice-president of BioReference Laboratories from 2007 to 2013. Previously, Dr. Compton was founder, and served as scientific director and co-president of GeneDx Inc, from 2000 to 2006, the assets of which were acquired by BioReference Laboratories (now part of Opko) in September 2006. Dr. Compton also serves as Mayor of the Town of Washington Grove, MD (2000-2008, 2018-present), on the Board of Directors of Quertle Inc. and chairs the Boards of the non-profit BlackRock Center for the Arts and the Pinkney Center for Science and Technology at Montgomery College Germantown Campus. Dr. Compton holds B.S. degrees in Physics and Biology from the Massachusetts Institute of Technology, received his Ph.D. from the University of California, Berkeley, in Biophysics, and was a Staff Scientist at the NIAMS, National Institutes of Health, Bethesda, from 1991-2000. In 2003, he was awarded the Entrepreneur of the Year award by the Technology Council of Maryland. We believe that Dr. Compton is qualified to serve on our board of directors due to his extensive experience in our industry.

Richard M. Cohen. Mr. Cohen has served as a member of our board of directors since July 2016. He is an experienced CEO/CFO at public and private companies. His professional experience includes biotech, financial services and diversified media and he maintains excellent contacts with capital financing sources on and off Wall Street. He has been the president of Richard M Cohen Consultants since 1995, a company providing financial consulting services to both public and private companies. From March 2012 to July 2015, he was the founder and managing partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. He was the chief executive officer and chief financial officer of CorMedix Inc., a publicly traded medical device/biotechnology company with an intrapericardial therapy product targeted to markets in the U.S. and Europe, from 2010 to 2013. He has served on the board of directors and audit committees of Ondas Holdings Inc. (2018 to present), Helix BioMedix, Inc. (2006 to present), CorMedix Inc. (2010 to 2013), and Rodman & Renshaw (2008 to 2012). Mr. Cohen’s academic credentials include an MBA from Stanford University and B.S. with honors from Wharton School, University of Pennsylvania. We believe that Mr. Cohen is qualified to serve on our board of directors due to his extensive management and board experience.

Prasanth Reddy. Dr. Reddy has served as a member of our board of directors since November 2023. He is triple board-certified in internal medicine, medical oncology, and hematology, and practiced medicine and served in leadership positions for more than 14 years in various clinical settings including academia, private practice, managed care, and life sciences. Dr. Reddy was most recently senior vice president, global enterprise oncology head of Labcorp from January 2021 to July 2023. Previously he served as vice president of medical affairs at Foundation Medicine from February 2018 to December 2020. He currently serves in the Air Force Reserve as a Lt Colonel. Dr. Reddy earned a bachelor’s degree in microbiology and psychology from Kansas State University, and a medical degree from the University of Kansas Medical Center, where he also completed his internal medicine residency and clinical hematology and oncology fellowship. Dr. Reddy has a Master’s Degree in Public Health and is an alumnus of Harvard Business School. Additionally, he is a fellow of the American College of Physicians and is a Certified Physician Executive.  We believe that Dr. Reddy is qualified to serve on our board of directors due to his extensive experience in our industry.

John W. Rollins. Mr. Rollins has served as a member of our board of directors since November 2017. He has served on multiple boards and chairs the board of directors of the MedStar Southern Maryland Hospital Center (2014 to present). From 2001 to 2010, he taught Entrepreneurship at the George Washington University School of Business and founded the GW New Venture Competition and served as its director from 2007 to 2014. In 2003, Mr. Rollins founded StreamCenter, Inc., a firm that pioneered online education using video streaming, and served as chair of the board of directors from 2003 to 2008, and chief executive officer from 2008 to 2010. Prior to 2001, he founded and served for three decades as the chief executive officer and chairman of AZTECH Software Corporation, the nation’s first specialized provider of information technology services to non-profit organizations. Mr. Rollins’s board experience has included serving as Trustee of the National Park Trust (Vice Chair and Treasurer) (1990 to present), Director of the MedStar Georgetown University Hospital (Vice Chair) (2002 to 2013), the Washington Hospital Center (Vice Chair and Treasurer) (1977 to 2002), and the U.S. Association for Small Business & Entrepreneurship (2004 to 2006). Mr. Rollins earned his A.B. in Mathematics from Dartmouth and his M.B.A. in Finance from the Stanford University Graduate School of Business. We believe that Mr. Rollins is qualified to serve on our board of directors due to his extensive board experience.

Michael A. Ross, M.D. Dr. Ross has served as a member of our board of directors since July 2016. He has served as the chairman and chief executive officer of Euclid Systems Corporation since 2015, where he led the growth of this ophthalmic medical device company from $3.1 million to over $20 million in five years. The bulk of Euclid’s sales are in China and East Asia where Dr. Ross visits 4-5 times per year. Prior to joining Euclid, he was chief executive officer of E-P Therapeutics from 2010 to 2012, and was a medical and scientific advisor to StemCyte, Inc. 2009 to 2010. He is Board-certified in Obstetrics and Gynecology and is a founding member of an OB-GYN-Infertility practice in Northern Virginia from 1980 to 2007. Dr. Ross has been a Clinical Professor of Obstetrics and Gynecology, George Washington University Medical Center since 1979, and has served on the boards of directors of several biotech and medical device companies. He has a B.S. in Chemistry and Biology from Dickinson College and an M.D. from George Washington University. We believe that Dr. Ross is qualified to serve on our board of directors due to his extensive experience in our industry.

Our directors currently have terms which will end at our next annual meeting of stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at, the direction of any other person.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which meet regularly and report back to the full board. We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. The audit committee oversees risks related to our financial statements, the financial reporting process, and accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risks associated with management decisions and strategic direction.

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board has determined that all of our directors, other than Jonathan Cohen, qualify as “independent” directors in accordance with the rules and regulations of Nasdaq. In making its independence determinations, the board considered, among other things, relevant transactions between us and entities associated with the independent directors, as described under Item 13 “Certain Relationships and Related Party Transactions, and Director Independence,” and determined that none have any relationship with our company or other relationships that would impair the directors’ independence.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is available on our website at 2020biolabs.com. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Richard M. Cohen, John G. Compton and Michael A. Ross, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, have been appointed to serve on our audit committee, with Mr. Cohen serving as the chair. Mr. Cohen qualifies as “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; (viii) reviewing and approving related party transactions; (ix) evaluating enterprise risk issues, including those related to cybersecurity; and (ix) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Richard M. Cohen, John G. Compton, John W. Rollins and Michael A. Ross, each of whom satisfies the “independence” requirements of Nasdaq’s rules, have been appointed to serve on our compensation committee, with Mr. Ross serving as the chair. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) determining the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Richard M. Cohen, John G. Compton and Michael A. Ross, each of whom satisfies the “independence” requirements of Nasdaq’s rules, have been appointed to serve on our nominating and corporate governance committee, with Mr. Compton serving as the chair. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) overseeing compliance with our code of ethics; and (vii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their shares in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jonathan Cohen,	2025	250,000	-	75,499	325,499
Chief Executive Officer	2024	250,000	483,883	62,374	796,257
Jiming Zhou,	2025	220,000	-	5,647	225,647
Chief Operating Officer	2024	220,000	440,496	6,673	667,169
Michael Lebowitz,	2025	89,600	62,000	-	151,600
Chief Scientific Officer	2024	76,800	193,553	-	270,353

(1)	The officers agreed to defer compensation in fiscal years 2024 and 2025. The accumulated deferred amounts are as follows: $49,994 for Jonathan Cohen and $73,327 for Jiming Zhou.

(2)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Other compensation represents fringe benefits for insurance and employer 401(k) matches.

Employment Agreements

On May 6, 2019, we entered into an employment agreement with Jonathan Cohen, our founder, Chief Executive Officer and President, with an initial term commencing as of January 1, 2019 and ending on December 31, 2019, which automatically renews for additional one (1) year periods unless either party provides written notice at least sixty (60) days prior to the expiration of the initial term or any renewal period. Pursuant to the employment agreement, Mr. Cohen is entitled to an annual base salary of $250,000. Mr. Cohen will also be entitled to a cash bonus for 2019 of up to 30% of the base salary at the discretion of the compensation committee and based on certain criteria set forth in the employment agreement, which shall be paid within 60 days after year end. Following sharp increases in revenues resulting from COVID-19 testing, the cash bonus cap was increased to 60% and 80% of base salary for 2021 and 2022. Mr. Cohen is also permitted during the term, if and to the extent eligible, to participate in all employee benefit plans, policies and practices maintained by or on behalf of our company commensurate with Mr. Cohen’s position. Either party may terminate the employment agreement at any time without cause (as defined in the employment agreement) upon sixty (60) days’ written notice. In addition, we may terminate the employment agreement immediately for cause. If we terminate the employment agreement without cause, all compensation payable to Mr. Cohen under the employment agreement shall cease as of the date of termination, and we shall pay to Mr. Cohen the following sums: (i) the base salary on the termination date for twelve (12) months (the applicable period being referred to as the severance period), payable in equal installments in accordance with our normal payroll procedures beginning with the termination date; (ii) benefits under group health and life insurance plans in which Mr. Cohen participated prior to termination through the severance period; (iii) all previously earned, accrued, and unpaid benefits from us and our employee benefit plans, including any such benefits under our pension, disability, and life insurance plans, policies, and programs; and (iv) bonus, if any, at the discretion of the compensation committee; provided that if, prior to the date on which our foregoing obligations cease, Mr. Cohen violates certain covenants set forth in the employment agreement, then we shall have no obligation to make any of the payments that remain payable by us under clauses (i), (ii) and (iv) above on or after the date of such violation. The payment of severance may be conditioned by us on the delivery by Mr. Cohen of a release of any and all claims that he may have against our company. In addition, if the employment agreement is terminated by us for cause, then Mr. Cohen is only entitled to receive the amounts specified in clause (iii), and if the employment agreement is terminated by Mr. Cohen or due to his death or disability, then Mr. Cohen (or his estate or representative as applicable) shall receive only the amounts specified in clauses (iii) and (iv). In the event that the term expires and is not renewed by us, then Mr. Cohen shall receive the amounts specified in clauses (i), (ii), (iii) and (iv), provided however, that this shall not apply if we enter into a new employment agreement with Mr. Cohen. Finally, in the event that the employment agreement is terminated by us within one year following a change of control (as defined in the employment agreement), then Mr. Cohen shall receive, in addition to the amount of any accrued and unpaid salary then due Mr. Cohen, the amounts specified in clauses (i), (ii), (iii) and (iv). Mr. Cohen’s employment agreement contains restrictive covenants prohibiting him from owning or operating a business that competes with our company or soliciting our customers or employees for one year following the termination of his employment.

Commencing as of April 1, 2023, we have agreed to pay Jiming Zhou, our Chief Operating Officer, an annual salary of $220,000 and he is also eligible for (i) a bonus equal to 4% of our gross profit and (ii) a bonus equal to 20% of our revenues derived from China and Taiwan, each as determined by our independent registered public accounting firm in accordance with GAAP. He is also eligible for discretionary bonuses, as determined by our board of directors, for all investments or business endeavors in China and Taiwan, for all new products launched in 2023 and based on efficiency, execution, speed, and regulatory compliance of all clinical laboratory operations. Mr. Zhou is also permitted, if and to the extent eligible, to participate in all employee benefit plans, policies and practices maintained by or on behalf of our company commensurate with his position.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions. We match 3.5% of the first 6% of employee contributions.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Mr. Cohen is entitled to severance under certain circumstances described above.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Cohen	388,000	-	-	$1.74	01/01/2033
Jonathan Cohen	44,271	80,729	-	$2.55	07/01/2034
Jiming Zhou	352,000	-	-	$1.74	01/01/2033
Jiming Zhou	17,708	32,292	-	$2.55	07/01/2034
Jiming Zhou	120,000	-	-	$2.55	11/01/2034
Michael Lebowitz	50,000	-	-	$1.74	01/01/2033
Michael Lebowitz	17,708	32,292	-	$2.55	07/01/2034

Director Compensation

The table below sets forth the compensation paid to our independent directors during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Total ($)(1)
John G. Compton	20,000	20,000
Richard M. Cohen	17,500	17,500
Prasanth Reddy	15,000	15,000
John W. Rollins	17,500	17,500
Michael A. Ross	17,500	17,500

(1)	All compensation described above was deferred during 2025.

Effective as of January 1, 2022, our independent directors are entitled to a cash fee of $15,000 per year, payable quarterly, with the chairman receiving an additional $5,000 per year and the committee chairs receiving an additional $2,500 per year.

Effective as of April 1, 2026, our independent directors will be entitled to a cash fee of $30,000 per year, payable quarterly, with the chairman receiving an additional $7,000 per year and the committee chairs receiving an additional $5,000 per year. We also agreed to reimburse our independent directors for pre-approved reasonable business related expenses incurred in good faith in connection with the performance of their duties for our company.

Stock Incentive Plan

On January 26, 2022, our board of directors adopted our 2022 Stock Incentive Plan, or the Plan, which was approved by stockholders on June 15, 2022. Awards that may be granted include incentive stock options as described in section 422(b) of the Code, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. These awards offer our employees, consultants, advisors and outside directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company or one or more of its subsidiaries.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan: The purpose of the Plan is to offer selected employees, consultants, advisors and outside directors the opportunity to acquire equity in our company.

Administration of the Plan: Administration of the Plan is entrusted to the compensation committee of the board of directors. Among other things, the committee has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, restrictions and other provisions of awards.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those employees, consultants, advisors and outside directors of our company and its subsidiaries who are selected by the compensation committee.

Shares Available Under the Plan: The maximum number of shares of common stock that may be delivered to participants under the Plan is 3,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the compensation committee has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the compensation committee may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant, as determined in good faith by the compensation committee. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the compensation committee at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the compensation committee, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the compensation committee at the time of grant; provided that such term cannot exceed ten years and that such term of an incentive stock option granted to a holder of more than 10% of our voting stock cannot exceed five years. Options will terminate before their expiration date if the holder’s service with us terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of service, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the compensation committee and reflected in the grant evidencing the award.

Stock Awards: Stock awards can also be granted under the Plan. A stock award is a grant of shares of common stock. These awards will be subject to such conditions, restrictions and contingencies as the compensation committee shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the compensation committee. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the compensation committee to the number of shares covered by outstanding awards or to the exercise price of such awards. The compensation committee is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the compensation committee at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. The board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, increase the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

Except as set forth above, we do not have any ongoing plan or arrangement for the compensation of directors and executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2026 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 15810 Gaither Road, Suite 235, Gaithersburg, MD 20877.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Jonathan Cohen, Chief Executive Officer and Director(3)	Common Stock	1,833,750	16.81%
Alan B. Bergman, Chief Financial Officer	Common Stock	-	*
Jiming Zhou, Chief Operating Officer(4)	Common Stock	494,917	4.52%
Ron Baker, Chief Business Officer(5)	Common Stock	57,986	*
Michael Lebowitz, Chief Scientific Officer(6)	Common Stock	72,917	*
John G. Compton, Chairman(7)	Common Stock	277,252	2.59%
Richard M. Cohen, Director(8)	Common Stock	270,617	2.53%
Prasanth Reddy, Director(9)	Common Stock	30,000	*
John W. Rollins, Director(10)	Common Stock	293,192	2.74%
Michael A. Ross, Director(11)	Common Stock	262,948	2.46%
All executive officers and directors (10 persons above)	Common Stock	3,593,579	33.18%
Streeterville Capital, LLC(12)	Common Stock	4,720,953	32.25%
Full Succeed International Limited(13)	Common Stock	651,465	6.24%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 30, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 10,442,960 shares of common stock issued and outstanding as of March 30, 2026.

(3)	Includes 1,366,400 shares of common stock and 467,350 shares of common stock which Mr. Cohen has the right to acquire within 60 days through the exercise of vested options.

(4)	Includes 494,917 shares of common stock which Mr. Zhou has the right to acquire within 60 days through the exercise of vested options.

(5)	Includes 57,986 shares of common stock which Mr. Baker has the right to acquire within 60 days through the exercise of vested options.

(6)	Includes 72,917 shares of common stock which Mr. Lebowitz has the right to acquire within 60 days through the exercise of vested options.

(7)	Includes 16,677 shares of common stock and 260,575 shares of common stock which Mr. Compton has the right to acquire within 60 days through the exercise of vested options.

(8)	Includes 10,042 shares of common stock and 260,575 shares of common stock which Mr. Cohen has the right to acquire within 60 days through the exercise of vested options.

(9)	Includes 30,000 shares of common stock which Mr. Reddy has the right to acquire within 60 days through the exercise of vested options.

(10)	Includes 32,617 shares of common stock and 260,575 shares of common stock which Mr. Rollins has the right to acquire within 60 days through the exercise of vested options.

(11)	Includes 2,373 shares of common stock and 260,575 shares of common stock which Mr. Ross has the right to acquire within 60 days through the exercise of vested options.

(12)	Includes 525,000 shares of common stock, 481,130 shares of common stock issuable upon the conversion of 5,000 shares of series E convertible preferred stock, 3,627,627 shares issuable upon the exercise of warrants and up to 87,196 shares of common stock issuable upon the conversion of secured convertible promissory notes. John M. Fife, the President of Streeterville Capital, LLC, has voting and investment control of the securities held by Streeterville Capital, LLC and is the beneficial owner of such securities. The series E convertible preferred stock, warrants and secured convertible promissory notes contain beneficial ownership limitations, which provide that we will not effect any conversion or exercise, and the holder will not have the right to convert or exercise, any portion of the series E convertible preferred stock, warrants or secured convertible promissory notes to the extent that, after giving effect to the conversion or exercise, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion or exercise. Accordingly, we have reduced the ownership percentage to 9.99%.

(13)	Nengyuan Pan and Wei Lu are the Directors of Full Succeed International Limited and have voting and investment power over the securities held by it. Mr. Pan and Ms. Lu disclaim beneficial ownership of the shares held by Full Succeed International Limited except to the extent of their pecuniary interest, if any, in such shares. The address of Full Succeed International Limited is 23F, 1333 Lujiazui Ring Road, Pudong New Area, Shanghai, People’s Republic of China.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,380,668	$1.91	619,332
Equity compensation plans not approved by security holders	-	-	-
Total	2,380,668	$1.91	619,332

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since the beginning of our 2024 fiscal year, we have not entered into any transactions, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above).

Director Independence

Our board of directors has determined that all of our directors, other than Jonathan Cohen, qualify as “independent” directors in accordance with the rules and regulations of Nasdaq.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees	$89,268	$45,975
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$89,268	$45,975

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The audit committee has pre-approved all services performed since our policy on pre-approval of audit and non-audit services was adopted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.1 to the Semiannual Report on Form 1-SA filed on November 15, 2018)
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.2 to the Semiannual Report on Form 1-SA filed on September 8, 2023)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on April 30, 2025)
3.4*	Certificate of Designation of Series E Convertible Preferred Stock of 20/20 Biolabs, Inc.
3.5	Amended and Restated Bylaws of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on July 6, 2020)
4.1*	Description of Securities of 20/20 Biolabs, Inc.
4.2*	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 19, 2026
4.3*	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 19, 2026
4.4*	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 9, 2026
4.5*	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 9, 2026
4.6	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on November 17, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 1-U filed on November 21, 2025)
4.7*	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on November 17, 2025
4.8	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to David B. Frieman on April 19, 2022 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 1-K filed on April 30, 2025)

4.9	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to StartEngine Primary, LLC on December 31, 2021 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 1-K filed on April 30, 2025)
10.1	Securities Purchase Agreement, dated November 17, 2025, between 20/20 Biolabs, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 6.1 to the Current Report on Form 1-U filed on November 21, 2025)
10.2*	Secured Convertible Promissory Note issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 9, 2026
10.3	Secured Convertible Promissory Note issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on November 17, 2025 (incorporated by reference to Exhibit 6.2 to the Current Report on Form 1-U filed on November 21, 2025)
10.4	Security Agreement, dated November 17, 2025, between 20/20 Biolabs, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 6.3 to the Current Report on Form 1-U filed on November 21, 2025)
10.5	Intellectual Property Security Agreement, dated November 17, 2025, between 20/20 Biolabs, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 6.4 to the Current Report on Form 1-U filed on November 21, 2025)
10.6	Securities Purchase Agreement, dated November 17, 2025, between 20/20 Biolabs, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 6.5 to the Current Report on Form 1-U filed on November 21, 2025)
10.7	Placement Agency Agreement, dated November 18, 2025, between 20/20 Biolabs, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 6.6 to the Current Report on Form 1-U filed on November 21, 2025)
10.8	Form of Convertible Promissory Note issued in Crowdfunding offerings (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 12, 2025)
10.9	Form of Convertible Promissory Note issued in January 2025 (incorporated by reference to Exhibit 6.2 to the Annual Report on Form 1-K filed on April 30, 2025)
10.10	License Agreement, dated February 14, 2025, between 20/20 Biolabs, Inc. and Connecting Health Innovations (incorporated by reference to Exhibit 6.3 to the Annual Report on Form 1-K filed on April 30, 2025)
10.11	Participation Agreement, dated January 6, 2025, between 20/20 Biolabs, Inc. and Ahold Delhaize USA Services LLC (incorporated by reference to Exhibit 6.4 to the Annual Report on Form 1-K filed on April 30, 2025)
10.12	Amended and Restated Statement of Work No. 2, dated January 6, 2025, between 20/20 Biolabs, Inc. and Ahold Delhaize USA Services LLC (incorporated by reference to Exhibit 6.5 to the Annual Report on Form 1-K filed on April 30, 2025)
10.13	Technology License and Access Agreement, dated August 10, 2022, between BioInfra Life Science, Inc. and 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 6.4 to the Annual Report on Form 1-K filed on April 29, 2024)
10.14	Lab Services and Marketing Agreement, dated August 5, 2021, between Minomic International and 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 6.5 to the Annual Report on Form 1-K filed on April 29, 2024)
10.15	Exclusive License, Technology Transfer & Commercialization Agreement, dated November 21, 2018, between Chang Gung Memorial Hospital, Linkou of Taiwan, and 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on December 12, 2025)
10.16	Lease Agreement, dated March 18, 2021, between Shady Grove Development Park IX L.L.L.P. and 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 6.11 to the Annual Report on Form 1-K filed on April 30, 2021)
10.17†	Employment Agreement, dated May 5, 2019, between 20/20 Biolabs, Inc. and Jonathan Cohen (incorporated by reference to Exhibit 6.8 to the Offering Statement on Form 1-A filed on August 12, 2019)
10.18†	Employment Agreement between 20/20 Biolabs, Inc. and Alan B. Bergman (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 26, 2026)
10.19	Form of Independent Director Agreement between 20/20 Biolabs, Inc. and each independent director (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 26, 2026)
10.20	Form of Indemnification Agreement between 20/20 Biolabs, Inc. and each independent director (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Registration Statement on Form S-1/A filed on January 26, 2026)
10.21†	20/20 Biolabs, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 6.3 to the Annual Report on Form 1-K filed on May 26, 2022)
10.22†	Form of Stock Option Agreement (incorporated by reference to Exhibit 6.4 to the Annual Report on Form 1-K filed on May 26, 2022)
10.23†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 6.5 to the Annual Report on Form 1-K filed on May 26, 2022)
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101*	Inline XBRL Document Set for the financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

20/20 Biolabs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 20/20 Biolabs, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

San Diego, California

March 31, 2026

We have been the Company’s auditor since 2018.

20/20 BIOLABS, INC.

BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	2025	2024

Assets
Current assets:
Cash and cash equivalents	$1,025,987	$1,784,009
Accounts receivable, net	199,954	135,272
Inventory	116,217	47,164
Prepaid expenses and other current assets	128,975	67,780
Total current assets	1,471,133	2,034,225
License agreement, net	271,143	293,643
Property and equipment, net	56,677	116,669
Intangible assets, net	202,264	205,529
Right-of-use asset, net	605,289	772,385
Deferred offering costs	1,507,794	-
Other assets	23,057	161,957
Total assets	$4,137,357	$3,584,408

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$868,545	$372,303
Accrued liabilities	785,784	346,622
Deferred revenue	414,871	470,451
Derivative liability	143,382	-
Convertible note	74,611	-
Operating lease liability – current	175,948	165,702
Total current liabilities	2,463,141	1,355,078

Long-term liabilities:
Convertible notes payable, net	619,355	-
Deferred revenue – long-term	41,816	50,000
Derivative liabilities – long-term	543,545	-
Operating lease liability – long term	488,725	673,848
Total long-term liabilities	1,693,441	723,848

Total liabilities	4,156,582	2,078,926

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:
Series D preferred stock, $0.01 par value; 936,329 authorized; 101,565 and 62,441 shares issued and outstanding as of December 31, 2025 and 2024, respectively; liquidation preference of $362,169	1,016	624
Series C preferred stock, $0.01 par value; 3,340,909 authorized; 1,204,040 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $5,297,776	12,040	12,040
Series B preferred stock, $0.01 par value; 3,569,405 authorized; 1,471,487 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $5,194,349	14,715	14,715
Series A-2 preferred stock, $0.01 par value; 800,000 authorized; 442,402 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $1,442,231	4,424	4,424
Series A-1 preferred stock, $0.01 par value; 978,000 authorized; 651,465 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $1,999,998	6,515	6,515
Series A preferred stock, $0.01 par value; 1,303,000 authorized; 846,368 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $2,598,350	8,464	8,464
Common stock, $0.01 par value; 50,000,000 authorized; 5,442,249 and 4,823,125 shares issued and outstanding as of December 31, 2025 and 2024, respectively	54,422	48,231
Subscription receivable	-	(28,734)
Additional paid-in capital	33,126,398	30,947,601
Accumulated deficit	(33,247,219)	(29,508,398)
Total stockholders’ (deficit) equity	(19,225)	1,505,482
Total liabilities and stockholders’ equity	$4,137,357	$3,584,408

See accompanying notes to the financial statements

20/20 BIOLABS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Revenues	$2,045,133	$1,752,343
Cost of revenues	1,440,592	1,392,032
Gross profit	604,541	360,311

Operating expenses:
Sales, general and administrative	3,342,843	4,759,587
Research and development	592,569	1,261,781
Loss on impairment of fixed assets	-	16,356
Total operating expenses	3,935,412	6,037,724

Operating loss	(3,330,871)	(5,677,413)

Other (expense) income:
Interest expense	(156,207)	(12,646)
Interest income	21,399	79,467
Change in fair value of derivative liabilities	7,737	-
Loss on issuance of convertible note	(280,764)	-
Other (expense) income, net	(115)	58,925
Total other (expense) income	(407,950)	125,746

Provision for income taxes	-	-

Net loss	$(3,738,821)	$(5,551,667)

Basic and diluted net loss per common share	$(0.76)	$(1.16)
Weighted-average common shares outstanding, basic and diluted	4,930,287	4,800,524

See accompanying notes to the financial statements

20/20 BIOLABS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,773,128	$47,731	$28,150,334	$-	$(23,956,731)	$4,287,492
Stock option expense	-		-	-	-	-	-	-	-	-	-	-	-	-	2,176,098	-	-	2,176,098
Issuance of series D preferred	62,441	624	-	-	-	-	-	-	-	-	-	-	-	-	321,443	(28,734)	-	293,333
Debt converted to common stock	-	-	-	-	-	-	-	-	-	-	-	-	49,997	500	241,311	-	-	241,811
Officer forgiveness of accrued compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	58,415	-	-	58,415
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,551,667)	(5,551,667)
Balance, December 31, 2024	62,441	624	1,204,040	12,040	1,471,487	14,715	442,402	4,424	651,465	6,515	846,368	8,464	4,823,125	48,231	$30,947,601	(28,734)	(29,508,398)	1,505,482
Stock option expense	-		-	-	-	-	-	-	-	-	-	-	-	-	516,180	-	-	516,180
Issuance of common stock in private placement	-	-	-	-	-	-	-	-	-	-	-	-	525,000	5,250	570,500	-		575,750
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	94,124	941	911,991	-		912,932
Issuance of warrants in conjunction with bridge loan	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,914	-	-	16,914
Issuance of series D preferred	39,124	392	-	-	-	-	-	-	-	-	-	-	-	-	163,212	28,734	-	192,338
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,738,821)	(3,738,821)
Balance, December 31, 2025	101,565	$1,016	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	5,442,249	$54,422	$33,126,398	$-	$(33,247,219)	$(19,225)

See accompanying notes to the financial statements

20/20 BIOLABS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,738,821)	$(5,551,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,257	116,035
Stock based compensation	516,180	2,176,098
Amortization of license fees	22,500	22,500
Amortization of right-of-use assets, net of liabilities	(7,781)	(2,778)
Amortization of debt discount	115,184	4,979
Change in fair value of derivative liability	(7,737)	-
Loss on issuance of convertible note	280,764	-
Loss on impairment of fixed assets	-	16,356
Changes in operating assets and liabilities:
Accounts receivable	(64,682)	(66,438)
Inventory	(69,052)	13,504
Prepaid expenses and other assets	77,705	215,002
Accounts payable	496,242	12,025
Accrued liabilities	419,263	172,352
Interest payable	41,023	7,667
Deferred revenue	(63,765)	265,580
Net cash used in operating activities	(1,919,720)	(2,598,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	988,472	-
Proceeds from issuance of Series D preferred stock	192,338	293,333
Proceeds from issuance of pre-delivery shares	4,750	-
Deferred offering costs	(23,862)	-
Net cash provided by financing activities	1,161,698	293,333

Decrease in cash and cash equivalents	(758,022)	(2,305,452)
Cash and cash equivalents, beginning of year	1,784,009	4,089,461
Cash and cash equivalents, end of year	$1,025,987	$1,784,009

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash disclosures of cash flow information:
Deferred offering costs – issuance of common stock issued as offering costs	$1,483,932	$-
Derivative liabilities recognized as debt discounts	$430,814	$-
Conversion of convertible notes payable and accrued interest to common stock	$-	$241,811
Subscription receivable - Issuance of series D preferred	$-	$28,734
Officer forgiveness of accrued compensation	$-	$58,415

See accompanying notes to the financial statements

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

20/20 Biolabs, Inc. (formerly 20/20 GeneSystems, Inc.) (the “Company”), founded in May 2000, is a commercial stage diagnostics company with the core mission of developing and commercializing clinical laboratory tests for early disease detection and prevention and associated software that is powered by machine learning and real-world data to improve diagnostic accuracy and clinical utility.

For early cancer detection, the Company uses machine learning and real-world data analytics approaches to substantially improve the accuracy of tumor biomarkers that are currently tested in millions of individuals around the world. The Company’s cancer product, known as OneTest, is a multi-cancer test for screening at least five types of cancer from one blood sample.

The Company’s legacy business includes a patented field test kit for screening suspicious powders for bioterror agents that is used regularly by hundreds of first responder organizations worldwide, known as BioCheck.

To increase its menu of innovative tests faster and at a lower cost and risk than through internal development, in 2021, the Company established its Clinical Laboratory Innovation Accelerator (“CLIAx”), which permits diagnostics start-up companies from around the world to launch their laboratory developed tests in the Company’s CLIA (Clinical Laboratory Improvement Amendments) licensed laboratory using shared equipment and laboratory personnel.

Management Plans

The Company has incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, the Company has raised additional funding through a private placement of $5 million and convertible debt and bridge financing of $500,000 together with its Regulation CF offering (see Note 6). In addition, the Company has conducted a direct listing as part of its capital-raising and strategic growth initiatives. Although management believes that the direct listing may enhance the Company’s access to public capital markets, there can be no assurance that such a transaction will be completed or that it will generate sufficient liquidity to fund operations.

The Company’s continuation as a going concern is dependent upon achieving continued revenue growth that exceeds spending increases, a trend that was achieved in 2025, while continued financial support from external financing to provide the necessary liquidity to meet its obligations as needed. Management believes that additional external financing can be obtained, including potential proceeds from other equity or debt financings. However, there can be no assurance of the success, timing, or terms of any future capital-raising activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting periods. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Business Segments

The Company has determined that its current business and operations consist of one reporting segment. The Company has identified its Chief Executive Officer as the Chief Operating Decision Maker.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. See Note 7 for a rollforward of the derivative liabilities.

	Fair value measured as of December 31, 2025
Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability – issuance of warrants	$347,731	$-	$-	$347,731
Derivative liability – convertible debt conversion feature	339,196	-	-	339,196
Total fair value	$686,927	$-	$-	$686,927

Fair value measured as of December 31, 2024
Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3 )
Derivative liability – issuance of warrants	$-	$-	$-	$-
Derivative liability – convertible debt conversion feature	-	-	-	-
Total fair value	$-	$-	$-	$-

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025 and 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities, deferred offering costs, and deferred revenue. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

Significant Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Cash and Cash Equivalents

The Company considers time deposits, certificates of deposit, and certain investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represents amounts due from commercial customers. On December 31, 2025, 2024 and 2023, customer accounts receivable totaled $199,954, $135,272 and $68,834, respectively. The payment of consideration related to these third-party receivables is subject only to the passage of time. Management reviews open accounts monthly and takes appropriate steps for collection. For its financial instruments subject to credit risk, consisting of its receivables, the Company recognizes as an allowance its estimate of lifetime expected credit losses under the current expected credit loss (CECL) model of ASC 326, Financial Instruments—Credit Losses. The approach is based on the Company’s internal knowledge and historical default rates over the expected life of the receivables and is adjusted to reflect current economic conditions. This evaluation takes into account the customer’s ability and intention to pay the consideration when it is due along with incorporating changes in the forward-looking estimates. If the expected financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly. During the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $59,873 and $49,651, respectively. An allowance for credit losses of $81,043 and $29,346 is included in accounts receivable at December 31, 2025 and 2024, respectively.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. Inventories consisted entirely of finished goods as of December 31, 2025 and 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of three (3) to seven (7) years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease, whichever is shorter. Gains or losses on dispositions of assets are reflected in other income or expense.

Intangible Assets – Patents

The Company capitalizes patent filing fees, and it expenses legal fees, in connection with internally developed pending patents. The Company also will capitalize patent defense costs to the extent these costs enhance the economic value of an existing patent. The Company evaluates the capitalized costs annually to determine if any amounts should be written down. Patent costs begin amortizing upon approval by the corresponding government and are generally amortized over the expected period to be benefitted, not to exceed the patent lives, which may be as long as 20 years.

Intangible Assets - License Agreements

In accordance with ASC 730-10-25-2.c, Topic 350-30 paragraph 805-50-30-2, license fees incurred through license agreements for technology supporting specific products to be sold are either expensed or recognized as intangible assets and treated as an asset acquisition when the following criteria are met: (1) the asset is identifiable, (2) the Company has control over the asset, (3) the cost of the asset can be measured reliably, and (4) it is probable that economic benefits will flow to the Company. In accordance with Topic 350-30 paragraph 805-50-30-2, the costs associated with the license agreement are analyzed to determine if they should be capitalized or expensed depending on if an alternative future use can be identified utilizing the technology. If the fees paid are attributed to an alternative future use, then those costs are capitalized and measured by the cash paid to the licensor for the licensing of their technology in accordance with the license agreement. Any costs incurred during the validation of the technology are expensed once incurred. The capitalized license fees are amortized either beginning when the technology is validated internally and is ready to be included within the Company’s product offerings over the period covered by the agreement which might include extensions or based on other terms specific to the agreement. Future milestone payments and royalties are expensed when incurred.

Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment no less frequently than annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability is performed. The impairment losses for the years ended December 31, 2025 and 2024 were $0 and $16,356 for certain equipment and patent costs, respectively. There can be no assurance, however, that market conditions will not change or demand for the Company’s products and services will continue, which could result in impairment of long-lived assets in the future.

Offering Costs

The Company complies with the requirements of ASC 340 with regards to offering costs. Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs of $1,507,794 included in “other assets” as of December 31, 2025, were measured based on the estimated fair value of the Company’s common stock. The deferred offering costs will be charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options, warrants, or other equity-linked instruments to purchase common stock. In certain circumstances, these instruments may be classified as liabilities rather than equity. In addition, debt instruments may contain embedded derivative features that require evaluation under ASC Topic 815, Derivatives and Hedging, to determine whether such features must be bifurcated from the host contract and accounted for separately as derivative liabilities.

During the periods presented, the Company evaluated the convertible notes issued to investors, which contain an embedded conversion feature that provides for automatic conversion at a discounted price upon the occurrence of a future qualified financing event. Because the conversion terms include a variable conversion price based on a percentage of the price in a future financing and the occurrence of that financing is outside the Company’s control, the feature is not considered to be clearly and closely related to the debt host instrument. As a result, the Company concluded that the conversion feature represents an embedded derivative that must be bifurcated and accounted for separately as a derivative liability under ASC 815. The derivative liability is initially measured at fair value on the issuance date of the notes and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the accompanying statements of operations.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with the applicable authoritative guidance in ASC Topic 480 and ASC Topic 815-40, “Contracts in Entity’s Own Equity.” The assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification.

Warrants that meet all the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Warrants that do not meet all the criteria for equity classification are recorded at their initial fair value on the date of issuance, with changes in fair value recognized in the statement of operations each period.

Debt Issuance Costs and Debt Discounts

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, equity or other financial instruments. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the Preferred Stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the Preferred Stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815, Derivatives and Hedging, is not required. Management determined that the host contract of the Preferred Stock is more akin to equity, and accordingly, derivative liability accounting is not required by the Company.

Costs incurred directly for the issuance of the Preferred Stock are recorded as a reduction of gross proceeds received by the Company.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Basic and Diluted Loss Per Share

The Company follows ASC 260, Earnings per Share, to account for earnings per share. Basic earnings per share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

The following table presents a summary of outstanding securities considered in the calculation of diluted net income (loss) per share, including a reconciliation of net income (loss) to net income (loss) available to common stockholders for the years ended December 31, 2025 and 2024, as well as securities whose potential dilutive effect was excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

	2025	2024
Weighted average common shares outstanding used in calculating basic earnings per share	4,930,287	4,800,524
Warrants to purchase Common Stock	64,966	15,096
Options to purchase Common Stock	2,969,860	2,979,860
Convertible notes	125,323	-
Series D Preferred Stock	101,565	62,441
Series C Preferred Stock	1,204,040	1,204,040
Series B Preferred Stock	1,471,487	1,471,487
Series A-2 Preferred Stock	442,402	442,402
Series A-1 Preferred Stock	651,465	651,465
Series A Preferred Stock	846,368	846,368
Dilutive effect excluded from earnings per share	(7,877,476)	(7,673,159)
Weighted average common shares used in calculating diluted earnings per share	4,930,287	4,800,524

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that the Company deems are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) calculate transfer price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by contract type is as follows:

	For the Years Ended December 31,
	2025	2024
Revenues
BioCheck	$152,047	$177,283
OneTest	1,803,707	1,490,881
CLIAx	89,379	84,179
Total revenues	$2,045,133	$1,752,343

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Performance Obligations ‒ Performance obligations for the three different types of services are discussed below:

●	OneTest ‒ Revenues from the sale of OneTest are recognized when returned serum specimens are analyzed in the Company’s CLIA laboratory and the results are reported to the customer. The specific transaction price is provided to the customer at the time of purchase either through the on-line portal or via a sales quote for commercial clients, which may be discounted from list price based on volume of tests ordered. Periodically, discounts are provided to individuals when purchased through the Company’s online portal. No estimates or adjustments are made to the transaction price for returns or refunds, since these events rarely occur. There are three customer groups: (i) individuals who purchase tests through the Company’s online portal; (ii) commercial clients that pay upfront for test kits and (iii) professional health organizations that purchase collection kits and are all billed upon completion of testing and when results are reported to the customer. Contracts with customers do not contain significant financing components based on the typical period between performance of services and collection of consideration. There are very little requests for returns or refunds. The Company also licenses proprietary algorithms to customers under contracts that include usage-based per-case testing fees. Per-case testing fees represent variable consideration based on actual usage. Revenue from such fees is recognized at the point in time when the testing services are performed, as this is when the Company satisfies its performance obligation and the customer obtains the benefits of the test results. Under the accounting convention known as “breakage,” tests for which blood specimens have not been received by the Company more than 12 months after purchase are deemed to be revenues.

●	BioCheck ‒ Revenues for kits are recognized when kits are shipped to the customer. The specific transaction price is provided to the customer at the time of purchase, which may be discounted from list price based on the volume of tests ordered. No estimates or adjustments are made to the transaction price for returns or refunds, since these events rarely occur. Customers’ payment terms are due upon receipt and are not provided significant financing components based on the typical period between shipment of the product and collection of consideration. There are no requests for returns or refunds.

●	CLIAx – Contractually, the Company can earn revenue in two ways: (i) by providing laboratory services and (ii) through co-marketing activities of the CLIAx clients laboratory developed tests. Revenue for laboratory services is recognized monthly based on agreed laboratory activities for space, equipment use and contracted personnel. The revenue that can be earned through co-marketing activities would be recognized if the Company sells any of the customer’s products. As of December 31, 2025, the CLIAx customer is working through its marketing plan and the Company has not yet performed any co-marketing activities and as a result has not sold any CLIAx products or recognized any related revenue.

Contract Liabilities

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of the Company’s satisfaction of performance obligations. The deferred revenue as of December 31, 2025 and 2024 was $456,687 and $520,451, respectively, and are related to OneTest and royalties.

The following table provides information about contract liabilities from contracts with customers as of December 31, 2025 and 2024.

	2025	2024
OneTest ‒ commercial clients	$350,871	$366,451
OneTest ‒ individuals	64,000	104,000
Royalty	41,816	50,000
Total deferred revenue	$456,687	$520,451
Less: current portion	(414,871)	(470,451)
Long-term deferred revenue	$41,816	50,000

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Significant changes in the contract liabilities balance during the period are as follows:

Contract Liabilities
Balance, December 31, 2024	$520,451
Non-cancelable contracts with customers entered during the period	1,423,724
Revenue recognized related to non-cancelable contracts with customers during the period	(1,487,488)
Balance, December 31, 2025	$456,687

Shipping and Handling

Amounts billed to a customer for shipping and handling are reported as revenues. Costs related to shipments to the Company are classified as cost of sales and totaled $117,857 and $153,936 for the years ended December 31, 2025 and 2024, respectively.

Research and Development and Clinical Lab Validations

The Company incurs research and development costs during the process of researching and developing the Company’s laboratory tests, algorithms, information technologies, and other intellectual properties. The Company’s research and development costs consist primarily of data acquisition and personnel costs of scientists and laboratory technicians. Additionally, before a new lab test, biomarker or assay can be offered for clinical testing. CAP, CLIA, and certain states like New York require extensive clinical and analytical validations. The Company expenses these costs as incurred until the resulting product has been completed, tested, validated, and made ready for commercial use. Research and development expense for the years ended December 31, 2025 and 2024 was $592,569 and $1,261,781, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $167,472 and $533,944 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation. Under ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model.

Income Taxes

The Company applies ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. As of December 31, 2025 and 2024, the Company has a valuation allowance on the net deferred assets due to the continued likelihood that realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assumed.

ASC 740 also provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position is recognized only if it is “more likely than not” that the position is sustainable upon examination by the relevant taxing authority based on its technical merit. Interest and penalties, if any, are accrued as a component of operating expenses when assessed.

Concentrations

The Company maintains its cash at various financial institutions located in the United States of America which it believes to be credit worthy. Balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company maintains balances in excess of the federally insured limits. The Company has not experienced any losses with respect to its cash balances.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As of December 31, 2025, approximately 41% of total accounts receivable were due from three sources. As of December 31, 2024, approximately 24% of total accounts receivable were due from two sources. During the years ended December 31, 2025 and 2024, no customers accounted for more than 10% of total revenues.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In November 2024, the FASB issued the ASC 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public business entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker. The Company adopted this standard effective January 1, 2025. As the Company operates as a single reportable segment, the adoption impacted disclosures only and did not have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this standard effective January 1, 2025. As the Company maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s financial statements or disclosures.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Office equipment	$147,259	$147,259
Furniture and fixtures	57,691	57,691
Laboratory equipment	323,524	323,524
Vehicles	40,555	40,555
Leasehold improvements	12,221	12,221
Total property and equipment	581,250	581,250
Less accumulated depreciation	(524,573)	(464,581)
	$56,677	$116,669

In the year ended December 31, 2024, the Company recorded an impairment charge of $16,356 for certain lab equipment.

Depreciation expense was $59,992 and $111,178 for the years ended December 31, 2025 and 2024, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Issued patents (amortized)	$31,840	$31,840
Unissued patents (unamortized)	207,150	207,150
Software development costs	4,654	4,654
Total patents	243,644	243,644
Less accumulated amortization	(41,380)	(38,115)
	$202,264	$205,529

Amortization expense for intangible assets was $3,265 and $4,857 for the years ended December 31, 2025 and 2024, respectively. Unissued patents represent the legal fees incurred to file and prosecute patents prior to issuance. The unissued patents are for active pending patents only. Any accumulated legal fees associated with abandoned unissued patents are expensed in the period they are abandoned.

NOTE 5 – OPERATING LEASES

On March 18, 2021, the Company entered into a lease agreement with Shady Grove Development Park IX L.L.L.P. (the “Landlord”) for a new office and laboratory space totaling 5,511 square feet in Gaithersburg, Maryland. The term of the lease commenced on December 1, 2021 and shall expire 88 months thereafter. The initial monthly rent is $10,676 with annual increases to $17,308 for the final year of the lease. The Company will also pay its 7.75% pro rata portion of the property taxes, operating expenses and insurance costs and is also responsible to pay for the utilities used on the premises.

On March 20, 2025, the Landlord agreed to partially defer fifty percent of three months’ rent and accrue interest at 10% until July 1, 2025. On June 30, 2025, the Company authorized the Landlord to apply $32,470 of the security deposit against the outstanding balance. As December 31, 2025, the Company is approximately two months in arrears.

On September 29, 2022, the Company entered into a lease agreement with Abbott Laboratories, Inc. for laboratory equipment (analyzer). The term of the lease commenced on December 1, 2022 and shall expire 84 months thereafter. The monthly rental payments are $1,488 throughout the term of the lease. The Company also has a commitment to purchase $86,000 of consumables annually during the term of the lease and is in compliance as of December 31, 2025.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Supplemental balance sheet information related to these leases are as follows:

December 31, 2025
Operating lease right-of-use lease asset	$1,242,936
Accumulated amortization	(637,647)
Net balance	$605,289

Operating lease liability, current	175,948
Operating lease liability, long-term	488,725
Total operating lease liabilities	$664,673

Weighted Average Remaining Lease Term – operating leases	40 months

Weighted Average Discount Rate – operating leases	4.2%

Future minimum lease payments under this operating lease as of December 31, 2025 was as follows:

2026	$209,767
2027	215,036
2028	220,460
2029	68,293
Total lease payments	713,556
Less imputed interest	(48,883)
Maturities of lease liabilities	$664,673

Total operating lease expense is recorded in cost of goods sold and selling, general, and administrative expenses in the accompanying statements of operations.

Lease expense for the years ended December 31, 2025 and 2024 was comprised of the following:

	2025	2024
Operating lease expense	$196,851	$196,851

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible Promissory Notes – Private Placement

In January 2025, the Company commenced a private placement of convertible promissory notes, pursuant to which the Company issued notes in the aggregate principal amount of $70,000 for gross proceeds of $70,000. The notes bear interest at a rate of five percent (5%) per annum and are due and payable within thirty (30) days of written demand from the holder; provided that such written demand may not occur prior to the date that is thirty-six (36) months from the date of issuance. If the Company consummates a change of control while the notes remain outstanding, then holders shall be repaid in cash in an amount equal to 150% of the outstanding principal amount plus any unpaid accrued interest. The notes are unsecured and contain customary events of default. The notes are convertible into Common Stock as follows:

●	If the Common Stock is listed on a national stock exchange, including, without limitation, through a firm underwritten initial public offering, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holder, into shares of Common Stock at a conversion price equal to eighty percent (80%) of the price per share sold to the public by the underwriters at the closing of the initial public offering; provided, however, that in no event shall the number of shares be less than the number of shares issuable pursuant to a conversion upon a Qualified Financing (as defined below).

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	If the Company consummates a financing transaction whereby any equity or equity-linked securities are sold to investors in exchange for cash for gross proceeds of at least ten million dollars ($10,000,000) (a “Qualified Financing”), then effective upon the closing of the Qualified Financing, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holder, into a number of shares or units, as applicable, that were sold in such Qualified Financing at a conversion price equal to eighty percent (80%) of the price per share or unit, as applicable, sold in such Qualified Financing; provided, however, that the conversion price per share or unit, as applicable, shall not exceed the quotient obtained by dividing $70,000,000 by the total number shares of Common Stock outstanding on a fully diluted basis (assuming conversion of all securities convertible into Common Stock and exercise of all outstanding options and warrants, but excluding the shares of equity securities issuable upon the conversion of the notes or other convertible securities issued for capital raising purposes (e.g., Simple Agreements for Future Equity)).

●	If the Company consummates an equity financing pursuant to which it sells shares of equity or equity-linked securities in a transaction that does not constitute a Qualified Financing, then the holders of at least a majority in principal amount of the notes then outstanding shall have the option to treat such equity financing as a Qualified Financing.

As of December 31, 2025, the balance of the convertible note payables amounted to principal of $70,000 and accrued interest of $3,377, offset by the unamortized debt discounts of $15,195 for a net balance of $58,182. Interest expense on the convertible notes totaled $3,377 for the year ended December 31, 2025, and the Company recorded amortization of debt discount in the amount of $7,205 during the year ended December 31, 2025. See also Note 12.

The Company identified an embedded note feature within the convertible notes that qualifies as a derivative under ASC 815, Derivatives and Hedging. The derivative liability was initially recognized at fair value upon issuance and is remeasured at each reporting date, with changes in fair value recorded in the statement of operations. The fair value is determined using the Differential Valuation Approach, comparing the note’s value with and without the redemption feature. A probability of 100% was applied to the successful consummation of a Qualified Financing or listing event at issuance and at remeasurement. The derivative liability was bifurcated from the convertible note payable and the fair value was $17,500, both at issuance, and at the end of the reporting period, with no changes in fair value recorded as of December 31, 2025 (see Note 2).

Convertible Promissory Notes – Equity Crowdfunding

In May 2025 and November 2025, the Company launched equity crowdfunding offerings under Section 4(a)(6) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation Crowdfunding promulgated thereunder, pursuant to which the Company offered convertible promissory notes. The Company issued notes in the aggregate principal amount of $712,256 for gross proceeds of $712,256 and net proceeds of approximately $668,472, of which $7,372 is subject to a final holdback as of December 31, 2025 and will be released to the Company in April 2026.

These notes bear interest at a rate of fifteen percent (15%) per annum and are due and payable within ninety (90) days of written demand from the holder; provided that such written demand may not occur prior to the date that is twenty-four (24) months from the date of issuance. The notes may not be pre-paid by Company without the prior written consent of the holders of a majority of the then outstanding principal amount of the notes (the “Majority Holders”). The notes are unsecured and contain customary events of default. The notes are convertible into Common Stock as follows:

●	If the Company’s (or a successor to the Company’s) shares are listed on a national securities exchange, including, without limitation, through a firm underwritten initial public offering, merger, reverse merger, or direct listing (the “Public Company Stock”), all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holders, into a number of shares of Public Company Stock equal to the number that results from the following equation: dividing (i) all of the principal and accrued interest then outstanding under the notes by (ii) a conversion price equal to (A) eighty percent (80%) of the price per share of the Public Company Stock sold to the public by the underwriters at the closing of the initial public offering, or (B) in the event of a merger, reverse merger, or direct listing, the volume weighted average price of the Public Company Stock during the five (5) trading days following such merger, reverse merger, or direct listing.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	If the Company consummates a financing transaction whereby any equity or equity-linked securities of the Company are sold to investors in exchange for cash in which the Company receives gross proceeds of at least four million dollars ($4,000,000) (including the conversion of the notes) (a “Qualified Financing”), then effective upon the closing of the Qualified Financing, all of the principal and accrued interest then outstanding under the notes shall be automatically converted, without any action by the holders, into a number of shares or units, as applicable, that were sold in such Qualified Financing at a conversion price equal to eighty percent (80%) of the price per share or unit, as applicable, sold in such Qualified Financing.

●	If the Company consummates a financing transaction whereby any equity or equity-linked securities of the Company are sold to investors in exchange for cash in a transaction that does not constitute a Qualified Financing, then the Majority Holders shall have the option to treat such equity financing as a Qualified Financing.

As of December 31, 2025, the balance of the convertible note payables amounted to principal of $712,256 and accrued interest of $34,748, offset by the unamortized debt discounts of $185,832 for a net balance of $561,172. Interest expense on the convertible notes totaled $34,747 for the year ended December 31, 2025, and the Company recorded amortization of debt discount in the amount of $36,266 during the year ended December 31, 2025. See also Note 12.

The Company identified an embedded note feature within the convertible notes that qualifies as a derivative under ASC 815, Derivatives and Hedging. The derivative liability was initially recognized at fair value upon issuance, and is remeasured at each reporting date, with changes in fair value recorded in the statement of operations. The fair value is determined using the Differential Valuation Approach, comparing the note’s value with and without the redemption feature. A probability of 100% was applied to the successful consummation of a Qualified Financing or Event at issuance and at remeasurement. The derivative liability was bifurcated from the convertible note payable and the fair value was $178,314, both at issuance, and at the end of the reporting period, with no changes in fair value recorded as of December 31, 2025 (see Note 2).

Convertible Promissory Notes – Prior Equity Crowdfunding

On August 15, 2022, the Company launched an equity crowdfunding offering under Section 4(a)(6) of the Securities Act and Regulation Crowdfunding promulgated thereunder, pursuant to which the Company issued convertible promissory notes in the aggregate principal amount of $213,010. In conjunction with the offering of Series D Preferred Stock in June 2024, the outstanding principal balance of $213,010 and all unpaid accrued interest of $26,994 was converted into 49,997 shares of Common Stock. Interest expense on the notes totaled $7,667 for the year ended December 31, 2024, and the Company recorded amortization of debt discount in the amount of $4,979 during the year ended December 31, 2024.

Secured Convertible Promissory Note

On November 17, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company agreed to offer and sell to the Investor, in a private placement transaction, a secured convertible promissory note in the principal amount of $295,000 and a warrant to purchase a number of shares of the Company’s Common Stock equal to $500,000 divided by the lower of (i) $8.00 (the “Fixed Price”) and (ii) the Valuation based Bid Price or Compelling Evidence-based Bid Price, as submitted by the Company and accepted by The Nasdaq Stock Market (“Nasdaq”) in connection with the Company’s planned direct listing application with Nasdaq, and calculated in accordance with Nasdaq Listing Rule IM-5505-1 (the “Nasdaq Price”), for a total purchase price of $250,000, which, in addition to the original issue discount described below, includes $20,000 to pay the Investor’s fees. The secured convertible promissory note and the warrant were issued on November 17, 2025. The Note Purchase Agreement also provides that, upon the mutual agreement of the parties, the parties may complete a second closing, which was completed on February 9, 2026 (See Note 12).

The note carries an original issue discount of $25,000 and accrues interest at a rate of eight percent (8%) per annum with the principal amount and all accrued interest being due and payable six months (6) after issuance. The Company may prepay the note upon ten (10) trading days’ notice; provided that if such prepayment is made after thirty (30) days following the issuance date, then the Company must pay a prepayment penalty in an amount equal to 110% of the amount being prepaid.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

This note is secured by all of the Company’s assets pursuant to a security agreement and an intellectual property security agreement, each entered into between the parties on November 17, 2025, and contains customary covenants and events of default for a loan of this type. Upon an event of default, the interest rate shall increase to fifteen percent (15%) per annum or the maximum rate permitted under applicable law. In addition, the note contains certain triggering events that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the note), the outstanding balance would increase by an amount equal to fifteen percent (15%) of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the note), the outstanding balance would increase by an amount equal to five percent (5%) of the then outstanding balance.

At any time commencing on the first day that the Company’s common stock commences trading on Nasdaq (the “Initial Listing Date”), the Investor may, at its election, convert all or any portion of the outstanding balance of the note into shares of Common Stock at a conversion price equal to eighty-five percent (85%) of the lower of the Fixed Price and the Nasdaq Price. Notwithstanding the foregoing, the note provides that, on the date on which the Subsequent Registration Statement (as defined below) is declared effective by the Securities and Exchange Commission (the “SEC”), the note shall automatically be exchanged for a number of shares of Series E Convertible Preferred Stock equal to the outstanding balance of the notes divided by $1,000.

The warrants may be exercised at any time on or after the Initial Listing Date and until the last calendar day of the month in which the twelve-month anniversary thereof occurs at an exercise price equal to the lower of the Fixed Price and the Nasdaq Price (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) and may be exercised on a cashless basis if the Initial Registration Statement (as defined below) is not declared effective by the SEC within six (6) months from the issuance date of the warrants.

The note and the warrants also contain a beneficial ownership limitation which provides that the Company will not effect any conversion or exercise, and the Investor will not have the right to convert or exercise, any portion of the note or the warrants to the extent that, after giving effect to the conversion or exercise, the Investor (together with the Investor’s affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares upon such conversion or exercise.

The Note Purchase Agreement includes customary representations, warranties and covenants, including a covenant that the Company will not, without the Investor’s prior written consent: (i) issue, incur or guaranty any debt or additional Liabilities (as defined in the Note Purchase Agreement) other than (a) trade payables incurred in the ordinary course of business, (b) indebtedness or Liabilities incurred pursuant to equipment leases, purchase money financings, or capital leases entered into in the ordinary course of business, (c) indebtedness or Liabilities incurred in connection with bona fide commercial banking or credit card arrangements on customary terms, or (d) intercompany indebtedness; or (ii) issue (a) any shares of common stock, preferred stock or any option, warrant, or right to subscribe for, acquire or purchase shares of common stock or preferred stock, or (b) any securities that are convertible into or exchangeable for shares of common stock or any class or series of preferred stock, subject to certain exceptions set forth in the Note Purchase Agreement.

The Note Purchase Agreement also contains a most favored nation provision, which provides that, so long as the note or the warrants are outstanding, upon the Company’s issuance of any security with any economic term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Transaction Documents (as defined in the Note Purchase Agreement), then the Company shall notify the Investor of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at the Investor’s option, shall become a part of the Transaction Documents for the benefit of the Investor. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, conversion lookback periods, interest rates, original issue discounts, floor prices, stock purchase prices, conversion prices, warrant coverage, warrant exercise prices, and anti-dilution/conversion and exercise price resets.

In connection with the issuance of the convertible debt, the Company issued a placement agent warrant to Maxim Partners LLC (“Maxim”) to purchase 2,169 shares of the Company’s common stock at an exercise price of $8.16 per share. The warrant has a term of five years and was issued as compensation for placement agent services. The placement agent warrants were evaluated separately and determined to be equity-classified instruments, and accordingly, the Company recognized a day-one loss of $16,914, with the fair value recorded in additional paid-in capital as a cost of the financing. In addition, the Company recorded a cash placement fee of $15,000, representing 6% of the proceeds of the offering, which was recorded as a debt discount.

The Company recorded detachable warrants as a derivative liability of $355,468, with $235,000 recognized as a debt discount and the fair value exceeded the carrying value resulting in a day-one loss of $120,468. The Company recognized a day-one loss of $143,382 related to the embedded conversion feature, which was determined to meet the criteria for derivative classification and was accounted for as a derivative liability. In aggregate, the Company recognized a total day-one loss of $280,764 which was recognized in the statement of operations.

As of December 31, 2025, the outstanding principal balance of the note was $295,000, with accrued interest of $2,898. After giving effect to unamortized debt discount of $223,287, the net carrying value of the note was $74,611 (See also Note 12).

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 7 – DERIVATIVE LIABILITIES

Convertible debt conversion feature:

During the year ended December 31, 2025, the Company recorded derivative liabilities related to the embedded conversion features in its convertible promissory notes. The derivative liabilities are remeasured at each reporting date, with changes in fair value recognized in earnings. There was no change in the underlying stock price after initial recognition; therefore, no change in fair value was recorded for the year ended December 31, 2025. The fair value is determined using the Differential Valuation Approach, comparing the note’s value with and without the redemption feature. A probability of 100% was applied to the successful consummation of a Qualified Financing or Event at issuance and at remeasurement.

Issuance of warrants:

The fair value of the warrant-related derivative liabilities for the issuance and subsequent remeasurement was determined using the Black-Scholes option pricing model, a market-based valuation technique that incorporates significant unobservable inputs: dividend yield: 0%; volatility: 81.8%; risk free rate 3.69-3.90%; estimated term 1.4-1.50 years.

See Note 6 for further details regarding the Company’s convertible notes and warrant issuances.

December 31, 2025
Fair value at December 31, 2024	$-
Derivative liability – convertible debt conversion feature	339,196
Derivative liability – issuance of warrants	355,468
Fair value adjustment to derivative liability – issuance of warrants	(7,737)
Fair value at December 31, 2025	$686,927

NOTE 8 – COMMITMENTS AND CONTINGENCIES

License Agreements

Licenses agreements as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
International license agreement	$450,008	$450,008
Total license agreements	450,008	450,008
Less accumulated amortization	(178,865)	(156,365)
	$271,143	$293,643

In November 2017, the Company executed a license agreement with a foreign entity to obtain and secure an exclusive license to certain technology, intellectual property, and data relating to the Company’s OneTest in exchange for $150,000 of certain up-front fees and $300,008 in Common Stock and ongoing royalty fees. In accordance with ASC 720-10-25-2.c, Topic 350-30-25-1, the Company recognized the $150,000 in up-front fees paid and the $300,000 in Common Stock as an Intangible Asset – License fee. It was determined at the execution of the license agreement that the technological foundation of the OneTest Standard product could be used to develop other revenue generating products, and as such, the fees were capitalized. Specifically, at acquisition, the Company identified multiple specific applications beyond the initial OneTest product development, including integration with the Company’s existing diagnostic platform to enhance sensitivity and specificity metrics, application of the core technology in at least two additional planned diagnostic products for different disease markers and adaptation of the underlying algorithms for use in the Company’s planned improvements to OneTest. The Company’s technical assessment completed in December 2017 confirmed that the technology’s modular architecture allows for adaptation across multiple biological testing environments as the technology includes foundational patents covering methodologies applicable to multiple diagnostic applications not limited to the initial use. The Company entered an exclusive license to the technology until the last patent included in the specified technology expires, or 20 years. The Company has amortized the license agreement over the term amounting to an accumulative amortization of $178,865 and $156,365 as of December 31, 2025 and 2024, respectively, and an amortization expense of $22,500 for the years ended December 31, 2025 and 2024.

In August 2022, the Company entered into a three-year agreement to obtain and secure an exclusive license to certain multi-cancer diagnostic testing technology that incorporates additional biomarkers that were not part of the Company’s initial OneTest product. This product is marketed as OneTest Premium. In addition to OneTest Premium, the license agreement provides access to other technology for tests that assess various chronic diseases such as immune function, cardiovascular function and diabetic propensity that utilizes measurement of additional biomarkers. The up-front license fee is $300,000 with one-half payable with the signing of the agreement serving as a prepaid royalty and the second half due after successfully completing the blinded US validation study and will serve as fees for technical and medical support including software integration and clinical training and support to American physicians. Additionally, the Company incurred $56,509 in equipment validation materials which have been expenses to research and development. Upon validation, the Company will pay future per-test royalty fees in the range of $12 – $25 per test.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On January 6, 2023, the Company entered into an option agreement to license certain proprietary technology from a leading cancer research institute for their in vitro diagnostics in the field of lung cancer blood-based predisposition evaluation tool. The initial six-month option costs the Company $70,000 and a portion of the patent fees. The agreement provides the potential for an exclusive license to the technology upon achievement of certain financing and partnership goals that need to be accomplished by early July 2023. The option agreement provides for up to three one-month extensions if needed upon mutual consent and additional option fees of $10,000 for each month extended. In accordance with ASC 720-10-25-2.c, Topic 350-30-25-1, the Company recognized the $70,000 in up-front option fee paid as an Intangible Asset – License fee since the technology once licensed will be deemed to provide a future benefit in its use to the Company by way of potential sales of LungSpot-lung cancer test. The initial up-front license fee of $70,000 will be amortized over the life of the final license agreement once finalized or expensed if a final agreement is not consummated. The agreement was not extended on July 6, 2023 and as a result, the $70,000 upfront fee was expensed to research and development costs as there was not alterative use for the license fee paid.

On February 14, 2025, the Company entered into a license agreement with Connecting Health Innovations (“CHI”), pursuant to which the Company was granted an exclusive license in North America for the data, algorithms, programs, software and intellectual property rights developed by Dr. Hébert or others employed by or under contract with CHI for which CHI has intellectual property rights that calculates or displays, for individuals who inflammatory biomarker levels have been measured, (i) a numerical score associated with chronic inflammation that is calculated based on the biomarker levels, and (ii) specific dietary changes that can be made to lower inflammatory biomarker levels and associated risk for multiple chronic diseases. The license is limited to use in connection with clinical laboratory tests for the levels of biomarkers of inflammation and does not include stand-alone portals, websites, apps, or software that are not integrated or marketed with a clinical laboratory test. In exchange for the license, the Company agreed to pay CHI (i) a license fee of $30,000 payable within ten (10) business days of incorporation of the licensed subject matter into the Company’s laboratory information statement and (ii) royalties in the amount of ten percent (10%) of net sales of OneTest for Longevity. The term of the license is for three (3) years and may be terminated by the Company upon thirty (30) days’ notice; provided that either party may terminate the license immediately in the event of a material breach if such breach is not cured within thirty (30) days of written notice thereof. The $30,000 upfront fee was expensed to research and development costs as there was not alterative use for the license fee paid.

Settlement Liability

In October 2025, the Company entered into a settlement agreement with a former employee to resolve all outstanding wage-related claims. Under the terms of the agreement, the Company agreed to pay $80,000 through a series of settlement payments. An initial payment was made within seven days of the execution of the agreement. The remaining payments are scheduled in five consecutive monthly installments beginning November 1, 2025 and concluding March 1, 2026. In accordance with ASC 450, the Company determined that the underlying obligation existed as of December 31, 2025 and therefore recorded and classified the settlement amount in the accompanying financial statements. Each monthly payment includes amounts allocated to wages, liquidated damages, and attorney fees in accordance with the settlement agreement.

As security for the installment terms, the Company executed a Confessed Judgment and Promissory Note contemporaneously with the agreement. The Confessed Judgment provides for remedies in the event of default; however, it remains unfiled and will be destroyed upon full satisfaction of all settlement payments. This is included within accrued liabilities.

Direct Listing

On July 9, 2025, the Company entered into an engagement letter (the “Maxim Engagement Letter”) with Maxim, pursuant to which the Company engaged Maxim to provide financial advisory and investment banking services in connection with the Company’s planned direct listing on a national securities exchange (the “Direct Listing”). As compensation for its services, on July 9, 2025, the Company issued 94,124 shares of common stock (equal to 0.75% of the Company’s outstanding common stock on a fully diluted basis as of the date of the engagement letter) to Maxim. The Company recorded deferred offering costs of $912,932 included in “other assets” as of December 31, 2025, which were measured based on the Company’s estimated common stock value as of the issuance date. In addition, Maxim will be entitled to a number of shares of common stock equal to 1% of the issued and outstanding common stock on a fully diluted basis upon the successful consummation of the Direct Listing. Maxim will also be entitled to an expense reimbursement for all reasonable, documented expenses incurred by Maxim in connection with its engagement up to $35,000. In addition, Maxim will be entitled to a cash advisory fee of $200,000 upon the closing of the Company’s first financing transaction post-completion of the Direct Listing. See also Note 12.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Additionally, pursuant to the terms of the Maxim Engagement Letter, for a period of 12 months beginning on the date that the registration statement relating to the Direct Listing is effective, the Company has granted Maxim the right of first refusal to act as exclusive underwriter and book running manager, exclusive placement or sales agent, or exclusive advisor, as applicable, to the Company in connection with any and all public offerings of the Company’s securities, private placements of the Company’s securities or other such financing during such 12 month period. Such right of first refusal is subject to the Company’s termination of the Maxim Engagement Letter for gross negligence, willful misconduct or an uncured material breach of the Maxim Engagement Letter.

Should the Company abandon the Direct Listing and instead pursue an initial public offering, Maxim would be entitled to a cash fee equal to 6% of the gross proceeds of such initial public offering and a warrant to purchase a number of shares of common stock equal to 5% of the number of shares sold in the initial public offering.

Preferred Purchase Agreement

On November 17, 2025, the Company entered a securities purchase agreement (the “Preferred Purchase Agreement”) with the Investor, pursuant to which the Company agreed to offer and sell to the Investor (i) up to $40,000,000 (the “Commitment Amount”), in shares of newly designated Series E Convertible Preferred Stock at a purchase price of $1,000 per share; (ii) 50,000 shares of Common Stock (the “Commitment Shares”); (iii) 475,000 shares of Common Stock (the “Pre-Delivery Shares”); and (iv) a warrant to purchase a number of shares of Common Stock equal to the Commitment Amount divided by the Nasdaq Price (the “Preferred Warrant”). Please see Note 12 for a description of the terms of the Series E Convertible Preferred Stock.

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, the Company issued the Commitment Shares and the Pre-Delivery Shares to the Investor for a purchase price of $4,750. At the second closing, the Company will issue 5,000 shares of Series E Convertible Preferred Stock and the Preferred Warrant to the Investor for a purchase price of $5,000,000, provided that the Company has agreed to pay $25,000 to the Investor at such second closing to cover the Investor’s fees. The second closing is subject to certain conditions, including that the Initial Listing Date has occurred and that the Initial Registration Statement (as defined below) has been declared effective by the SEC. The second closing occurred on February 19, 2026 (see Note 12).

At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, the Company may request that the Investor purchase additional shares of Series E Convertible Preferred Stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to the Investor. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value (as defined in Note 12) of all outstanding shares of Series E Convertible Preferred Stock plus accrued but unpaid interest held by the Investor as of the applicable measurement date (the “Preferred Share Outstanding Balance”).

Upon issuance, the Preferred Warrant may be exercised at any time on or after the Initial Listing Date and until the last calendar day of the month in which the nine-month anniversary thereof occurs at an exercise price equal to the Nasdaq Price (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) and may be exercised on a cashless basis if the Initial Registration Statement is not declared effective by the SEC within six (6) months from the issuance date of the Preferred Warrant. Notwithstanding the foregoing, the Preferred Warrant also contains a beneficial ownership limitation which provides that the Company will not effect any exercise, and the Investor will not have the right to exercise, any portion of the Preferred Warrant to the extent that, after giving effect to the exercise, the Investor (together with the Investor’s affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares upon such exercise.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Pursuant to the Preferred Purchase Agreement, the Company agreed to file with the SEC within fifteen (15) days of the first closing, a registration statement on Form S-1 (the “Initial Registration Statement”) registering at least 5,050,000 shares of Common Stock for the resale of the Commitment Shares and the shares of Common Stock issuable upon exercise of the Preferred Warrant (see also Note 12). In addition, the Company agreed to file another registration statement on Form S-1 (the “Subsequent Registration Statement”) registering at least 10,000,000 shares of Common Stock for the resale of the Pre-Delivery Shares, the shares of Common Stock issuable upon conversion of the Series E Convertible Preferred Stock, and any other shares of Common Stock issuable pursuant to the Preferred Purchase Agreement. The Company agreed to use commercially reasonable efforts and take all necessary actions to cause the Subsequent Registration Statement to be declared effective by the SEC within ninety (90) days of the Initial Listing Date. If the Subsequent Registration Statement has not been declared effective by such date, then the Company agreed to pay a cash fee to the Investor equal to one percent (1%) of the Preferred Share Outstanding Balance on such ninetieth (90th) day and continue to pay in cash a fee equal to one percent (1%) of the Preferred Share Outstanding Balance for each thirty (30) days that the Subsequent Registration Statement is not declared effective until the date that is six (6) months from the Initial Listing Date.

Pursuant to the Preferred Purchase Agreement, the Company shall have the right, at any time after the earlier of: (i) the Investor owning 250 or fewer shares of Series E Convertible Preferred Stock and the unfunded Commitment Amount equaling zero, or (ii) the date that is three (3) years from the first closing (provided that the Company is not in default under the Certificate of Designation), to repurchase the Pre-Delivery Shares upon a written request delivered to the Investor at a purchase price of $0.01 for each such Pre-Delivery Share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions).

Pursuant to the Preferred Purchase Agreement and subject to certain exceptions described therein, at any time during the period beginning on the Initial Listing Date and ending on the date that is one (1) year thereafter, the Investor shall have the right to participate at its discretion in any debt or equity financing in an amount of up to twenty percent (20%) of the amount sold.

The Preferred Purchase Agreement also includes other customary representations, warranties and covenants, including a most favored nation provision, which provides that, so long as the Investor owns any shares of Series E Convertible Preferred Stock or the Preferred Warrant, upon the Company’s issuance of any security with any term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Transaction Documents (as defined in the Preferred Purchase Agreement), then the Company shall notify the Investor of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at the Investor’s option, shall become a part of the Transaction Documents for the benefit of the Investor. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing fixed purchase prices, conversion discounts, conversion lookback periods, interest rates/preferred return rates, dividend rights, original issue discounts, floor prices, conversion prices, anti-dilution protection and exercise prices. Notwithstanding the foregoing, this provision shall not apply to certain exempt issuances set forth in the Preferred Purchase Agreement or to the issuance of debt securities.

The Company issued the 50,000 Commitment Shares valued at $571,000 based on the Company’s estimated common stock value as of the issuance date and as of December 31, 2025, recorded to deferred offering costs within “other assets” on the balance sheet.

Placement Agency Agreement

On November 18, 2025, the Company entered into a placement agency agreement (the “Placement Agreement”) with Maxim, pursuant to which the Company engaged Maxim to act as exclusive placement agent in connection with the offerings contemplated by the Note Purchase Agreement and the Preferred Purchase Agreement. As compensation for its services, the Company agreed to pay Maxim a cash fee equal to six percent (6%) of the gross proceeds received at each closing of each offering and a cash fee equal to four point five percent (4.5%) of the gross proceeds received from any exercise of the warrants issued in such offerings. In addition, the Company agreed to issue to Maxim and/or its designees at each closing of each offering warrants to purchase such number of shares of Common Stock that is equal to 5.0% of the aggregate number of shares of Common Stock issuable upon conversion of the notes and upon conversion of the shares of Series E Convertible Preferred Stock issued at each closing, as the case may be (the “Placement Agent Warrants”). The Placement Agent Warrants shall be immediately exercisable, shall have an exercise price equal to 120% of the conversion price of the notes or the shares of Series E Convertible Preferred Stock, as the case may be, shall have an expiration date of five (5) years from issuance and be in substantially the same form as the warrants issued in such offerings. The Company also agreed to reimburse Maxim at each closing for all of its reasonable expenses, including, without limitation, fees and disbursements of its counsel, incurred by it in connection with the offerings, up to an aggregate of $35,000. See also Note 12.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of up to 20,000,000 shares of Preferred Stock, par value $0.01, of which 1,303,000 have been designated as Series A Preferred Stock, 978,000 have been designated as Series A-1 Preferred Stock, 800,000 shares have been designated as Series A-2 Preferred Stock, 3,569,405 shares have been designated as Series B Preferred Stock and 3,340,909 shares have been designated as Series C Preferred Stock (collectively, the “Designated Preferred Stock”). In addition, 936,329 shares have been designated as Series D Preferred Stock. See also Note 12.

Below is a summary of the terms of the Designated Preferred Stock.

Ranking. With respect to dividend rights and rights on liquidation, winding up and dissolution, shares of Designated Preferred Stock rank pari passu to each other and senior to all shares of Common Stock.

Voting Rights. Shares of Designated Preferred Stock vote together with the holders of Common Stock on an as-converted basis on all matters for which the holders of Common Stock vote at an annual or special meeting of stockholders or act by written consent, except as required by law. For so long as shares of Designated Preferred Stock are outstanding, the holders of such shares vote together, as a separate class, to elect one director to the Company’s board, and for so long as shares of Series A-1 Preferred Stock are outstanding, the holders of Series A-1 Preferred Stock vote together, as a separate class, to elect one director to the Company’s board.

Conversion Rights. Each share of Designated Preferred Stock is convertible at any time at the option of the holder at the then current conversion rate. The conversion rate for the Designated Preferred Stock is currently one share of Common Stock for each share of Designated Preferred Stock, calculated by dividing the liquidation preference of such share by the conversion price then in effect. In addition, all outstanding shares of Designated Preferred Stock, plus accrued but unpaid dividends thereon, shall automatically be converted into shares of Common Stock, at the then effective conversion rate, upon the earlier to occur of (a) the closing of the sale of shares of Common Stock to the public at a price of at least $8.15 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock), in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $5,000,000 of gross proceeds to the Company, (b) the date on which the shares of Common Stock are listed on a national stock exchange, including without limitation the New York Stock Exchange or the Nasdaq Stock Market, or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of Designated Preferred Stock, voting together on an as-converted to Common Stock basis (which vote or consent shall include the holders of at least 67% of the shares of Series A-1 Preferred Stock outstanding voting as a separate class).

Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, each holder of Designated Preferred Stock then outstanding shall be entitled to be paid out of the cash and other assets of the Company available for distribution to its stockholders, prior and in preference to all shares of Common Stock, an amount in cash equal to the aggregate liquidation preference of all shares held by such holder. The shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have a liquidation preference of $3.07, $3.07, $3.26, $3.53 and $4.40, respectively (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) plus any accrued and unpaid dividends. If upon any liquidation or deemed liquidation event the remaining assets available for distribution are insufficient to pay the holders of Designated Preferred Stock the full preferential amount to which they are entitled, the holders of Designated Preferred Stock shall share ratably in any distribution of the remaining assets and funds in proportion to the respective full preferential amounts which would otherwise be payable, and the Company shall not make or agree to make any payments to the holders of Common Stock. A “deemed liquidation event” means, unless otherwise determined by the holders of at least a majority of the Designated Preferred Stock then outstanding (voting together as a single class on an as-converted basis), (a) a sale of all or substantially all of the Company’s assets to a non-affiliate of the Company, (b) a merger, acquisition, change of control, consolidation or other transactions or series of transactions in which stockholders prior to such transaction or series of transactions do not retain a majority of the voting power of the surviving entity immediately following such transaction or series of transactions, or (c) the grant of an exclusive license to all or substantially all of the Company’s technology or intellectual property rights except where such exclusive license is made to one or more wholly-owned subsidiaries of the Company.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Dividends. The Designated Preferred Stock will not be entitled to dividends or distributions unless and until the board declares a dividend or distribution in cash or other property to holders of outstanding shares of Common Stock, in which event, the aggregate amount of such each distribution shall be distributed as follows: (a) first, seventy percent (70%) of the distribution amount to the holders of shares of Designated Preferred Stock, on a pro rata basis, until such time as such holders have received an aggregate amount in distributions or other payments in respect of such holder’s shares that is equal to the number of shares owned by such holders multiplied by the liquidation preference stated above, and (b) second, thirty percent (30%) of the distribution amount to the holders of shares of Common Stock, on a pro rata basis. Notwithstanding the foregoing, at such time as the holders of Designated Preferred Stock and Common Stock have received the amounts described above, the holders of the Designated Preferred Stock shall receive Distributions pari passu with the holders of the Common Stock on an as-converted basis, using the then-current conversion rate of such shares of Designated Preferred Stock.

Preemptive Rights. Until the Company’s initial public offering of Common Stock occurs and unless otherwise waived by the prior express written consent of the holders of the majority of the voting power of all then outstanding Designated Preferred Stock, voting together on an as-converted to Common Stock basis, in the event that the Company proposes to issue any Common Stock or shares convertible or exercisable for Common Stock, except for excluded issuances, the Company must first offer those additional equity securities to holders of Designated Preferred Stock for a period of no less than thirty (30) days prior to selling or issuing any such additional equity securities to any person, in accordance with the procedures set forth in the Company’s certificate of incorporation, as amended. For purposes hereof, “excluded securities” means the issuance of shares of Common Stock or securities convertible into shares of Common Stock (a) granted pursuant to or issued upon the exercise of stock options granted under an equity incentive plan to employees, officers, directors, consultants or strategic partners, (b) granted to employees, officers, directors, consultants or strategic partners for services, including in connection with an incentive plan, or other fair value received or committed, (c) in consideration for a transaction approved by the board which does not result in the issuance for cash of more than five percent (5%) of the outstanding shares of Common Stock, (d) in connection with an acquisition transaction approved by the board, (e) to vendors, commercial partners, financial institutions or lessors in connection with commercial credit transactions, equipment financings or similar transaction approved by the board (provided that such securities do not exceed 10% of the consideration in such transaction), (f) pursuant to conversion or exchange rights included in securities previously issued by the Company or (g) in connection with a stock split, stock division, reclassification, stock dividend or other recapitalization.

Redemption. Shares of each series of Designated Preferred Stock are not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares of such applicable series of Designated Preferred Stock, voting as a separate class.

Protective Rights. So long as at least twenty-five percent (25%) of the Designated Preferred Stock collectively remains outstanding, in addition to any other vote or consent of stockholders required by law, the vote or consent of the holders of at least a majority of all shares of Designated Preferred Stock then outstanding and entitled to vote thereon, voting together and on an as-converted to Common Stock basis, given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, including the consent of the holders of Series A-1 Preferred Stock, shall be necessary for effecting or validating, either directly or indirectly by amendment, merger, consolidation or otherwise:

(a) the authorization, creation and/or issuance of any equity security, other than shares of Common Stock or options to purchase Common Stock issued to investors, employees, managers, officers or directors of, or consultants or advisors to, the Company or any of its subsidiaries pursuant to a plan, agreement or arrangement approved by the board;

(b) the amendment, alteration or repeal of any provision of the certificate of incorporation or bylaws or otherwise alter or change any right, preference or privilege of any Designated Preferred Stock in a manner adverse to the holders thereof

(c) any increase or decrease in the size of the board;

(d) the purchase, redemption, or acquisition of any shares other than from a selling holder pursuant to the provisions of the certificate of incorporation or any other restriction provisions applicable to any shares in agreements approved by the board or in the operating agreement of any limited liability company utilized for the purpose of facilitating investment in the Company;

(e) the liquidation or dissolution of the Company or the sale, lease, pledge, mortgage, or other disposal of all or substantially all of its assets;

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

(f) any election to engage in any business that deviates in any material respect from the Company’s business as contemplated under any operating plan approved by the board;

(g) the waiver of any adjustment to the conversion price applicable to the Designated Preferred Stock; or

(h) any declaration or payment of any cash dividend or other cash distribution to any holders of capital stock.

Series A Preferred Stock

As of December 31, 2025 and 2024, there were 846,368 shares of Series A Preferred Stock issued and outstanding. No shares of Series A Preferred Stock were issued during the years ended December 31, 2025 and 2024.

Series A-1 Preferred Stock

As of December 31, 2025 and 2024, there were 651,465 shares of Series A-1 Preferred Stock issued and outstanding. No shares of Series A-1 Preferred Stock were issued during the years ended December 31, 2025 and 2024.

Series A-2 Preferred Stock

As of December 31, 2025 and 2024, there were 442,402 shares of Series A-2 Preferred Stock issued and outstanding. No shares of Series A-2 Preferred Stock were issued during the years ended December 31, 2025 and 2024.

Series B Preferred Stock

As of December 31, 2025 and 2024, there were 1,471,487 shares of Series B Preferred Stock issued and outstanding. No shares of Series B Preferred Stock were issued during the years ended December 31, 2025 and 2024.

Series C Preferred Stock

As of December 31, 2025 and 2024, there were 1,204,040 shares of Series C Preferred Stock issued and outstanding. No shares of Series C Preferred Stock were issued during the years ended December 31, 2025 and 2024.

Series D Preferred Stock

On June 7, 2024, the Company filed a Certificate of Designation to establish the terms of its Series D Preferred Stock. Following is a summary of the terms of the Series D Preferred Stock.

Ranking. With respect to dividend rights and rights on liquidation, winding up and dissolution, shares of Series D Preferred Stock rank pari passu to the Designated Preferred Stock and senior to the Common Stock.

Voting Rights. The Series D Preferred Stock shall not have any voting rights or powers of any type, and the consent of the holders thereof shall not be required for the taking of any corporate action, except as otherwise provided by applicable law. Notwithstanding the foregoing, so long as at least twenty-five percent (25%) of the Series D Preferred Stock remains outstanding, in addition to any other vote or consent of stockholders required by law or the Certificate of Designation, the vote or consent of the holders of at least a majority of all shares of the Series D Preferred Stock then outstanding and entitled to vote thereon, given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, shall be necessary for effecting or validating, either directly or indirectly by amendment, merger, consolidation or otherwise, (i) any amendment, alteration or repeal of any provision of the Certificate of Designation, the Company’s Certificate of Incorporation or its Bylaws or otherwise alter or change any right, preference or privilege of the Series D Preferred Stock in a manner adverse to the Series D Preferred Stock, or (ii) the liquidation or dissolution of the Company or the sale, lease, pledge, mortgage, or other disposal of all or substantially all of the Company’s assets.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Conversion Rights. Each share of Series D Preferred Stock is convertible at any time at the option of the holder at the then current conversion rate. The conversion rate for the Series D Preferred Stock is currently one share of Common Stock for each share of Series D Preferred Stock, calculated by dividing the liquidation preference of such share by the conversion price then in effect. In addition, all outstanding shares of Series D Preferred Stock, plus accrued but unpaid dividends thereon, shall automatically be converted into shares of Common Stock, at the then effective conversion rate, upon the earlier to occur of (a) the closing of the sale of shares of Common Stock to the public at a price of at least $8.15 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Common Stock), in a public offering pursuant to an effective registration statement or offering statement under the Securities Act resulting in at least $5,000,000 of gross proceeds to the Company, (b) the date on which the shares of Common Stock are listed on a national stock exchange, including without limitation the New York Stock Exchange or the Nasdaq Stock Market, or (c) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 67% of the then outstanding shares of Series D Preferred Stock and Designated Preferred Stock, voting together on an as-converted to Common Stock basis (which vote or consent shall include the holders of at least 67% of the shares of Series A-1 Preferred Stock outstanding voting as a separate class).

Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, each holder of Series D Preferred Stock then outstanding shall be entitled to be paid out of the cash and other assets of the Company available for distribution to its stockholders, prior and in preference to all shares of Common Stock and pari passu with the Designated Preferred Stock, an amount in cash equal to the aggregate liquidation preference of all shares held by such holder. The shares of Series D Preferred Stock have a liquidation preference of $5.34 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) plus any accrued and unpaid dividends. If upon any liquidation or deemed liquidation event the remaining assets available for distribution are insufficient to pay the holders of Series D Preferred Stock and Designated Preferred Stock the full preferential amount to which they are entitled, the holders of Series D Preferred Stock and Designated Preferred Stock shall share ratably in any distribution of the remaining assets and funds in proportion to the respective full preferential amounts which would otherwise be payable, and the Company shall not make or agree to make any payments to the holders of Common Stock. A “deemed liquidation event” means, unless otherwise determined by the holders of at least a majority of the Series D Preferred Stock and Designated Preferred Stock then outstanding (voting together as a single class on an as-converted basis), (a) a sale of all or substantially all of the Company’s assets to a non-affiliate of the Company, (b) a merger, acquisition, change of control, consolidation or other transactions or series of transactions in which stockholders prior to such transaction or series of transactions do not retain a majority of the voting power of the surviving entity immediately following such transaction or series of transactions, or (c) the grant of an exclusive license to all or substantially all of the Company’s technology or intellectual property rights except where such exclusive license is made to one or more wholly-owned subsidiaries of the Company.

Dividends. The Series D Preferred Stock will not be entitled to dividends or distributions unless and until the board declares a dividend or distribution in cash or other property to holders of outstanding shares of Common Stock, in which event, the aggregate amount of such each distribution shall be distributed as follows: (a) first, seventy percent (70%) of the distribution amount to the holders of shares of Series D Preferred Stock and Designated Preferred Stock, on a pro rata basis, until such time as such holders have received an aggregate amount in distributions or other payments in respect of such holder’s shares that is equal to the number of shares owned by such holders multiplied by the liquidation preference stated above, and (b) second, thirty percent (30%) of the distribution amount to the holders of shares of Common Stock, on a pro rata basis. Notwithstanding the foregoing, at such time as the holders of Series D Preferred Stock, Designated Preferred Stock and Common Stock have received the amounts described above, the holders of the Series D Preferred Stock shall receive distributions pari passu with the holders of Designated Preferred Stock and the Common Stock on an as-converted basis, using the then-current conversion rate of such shares of Series D Preferred Stock and Designated Preferred Stock.

Redemption. Shares of Series D Preferred Stock are not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares, voting as a separate class.

During the year ended December 31, 2025, the Company issued 39,124 shares of Series D Preferred Stock for gross proceeds of $208,498 and net proceeds of $192,338, including $28,734 of the prior year subscription receivable. During the year ended December 31, 2024, the Company issued 62,441 shares of Series D Preferred Stock for gross proceeds of $333,326 and stock receivable of $28,734 resulting in net proceeds of $293,333.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Common Stock

The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.01. As of December 31, 2025 and 2024, there were 5,442,249 and 4,823,125 shares of Common Stock and outstanding, respectively.

On July 9, 2025, the Company issued 94,124 shares of Common Stock to Maxim pursuant to the Maxim Engagement Letter (see Note 8).

On November 17, 2025, the Company issued an aggregate of 525,000 shares of Common Stock to the Investor, representing the Commitment Shares and the Pre-Delivery Shares (see Note 8).

On June 5, 2024, the Company issued 49,997 shares of Common Stock upon the conversion of notes (see Note 6).

Stock Options

On January 26, 2022, the board of directors adopted the 20/20 GeneSystems, Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by stockholders on June 15, 2022. Awards that may be granted include incentive stock options as described in section 422(b) of Internal Revenue Code of 1986, as amended, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. Up to 3,000,000 shares of Common Stock may be issued under the 2022 Plan.

On November 1, 2024, the Company issued a non-qualified stock option for the purchase of 120,000 shares of Common Stock at an exercise price of $2.55 per share under the 2022 Plan, which vested immediately. Management determines the value of options granted using a recent arm’s length Common Stock transaction and the Black-Scholes option pricing model. The fair value of the stock option was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield: 0%; volatility: 84.6%; risk free rate 3.67%; estimated term five years for a total fair market value of $440,496.

On July 1, 2024, the Company issued non-qualified stock options for the purchase of an aggregate of 645,000 shares of Common Stock at an exercise price of $2.55 per share under the 2022 Plan, of which (i) 50,000 options issued to certain employees and officers vested 50% upon the date of grant and the remainder vests over 24 months, (ii) 440,000 options issued to certain employees and officers vest 25% immediately on the date of grant and monthly thereafter for remaining 36 months, (iii) 5,000 options issued to an employee vested immediately, and (iv) 150,000 options to certain directors vest over a term of one year. Management determines the value of options granted using a recent arm’s length Common Stock transaction and the Black-Scholes option pricing model. The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield: 0%; volatility: 79.5% to 84.7%; risk free rate: 4.44% to 5.48%; estimated term of five to six years for a total fair market value of $2,472,200.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company determined the fair market value of its stock underlying the stock options based on the most recent sale of the Company’s equity securities, which represents a Level 3 unobservable input due to the absence of an active market. Management considered this transaction to be the best indicator of fair value given its proximity to the grant dates and the lack of observable market data.

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.

The expected term of employee stock options is calculated using the simplified method because it has insufficient history upon which to base an assumption about the terms, which takes into consideration the contractual life and vesting terms of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s Common Stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation of $516,180 and $2,176,098, respectively, which is an expense of $18,628 and $99,668 in cost of revenues, $395,936 and $1,550,763 in the sales, general and administrative expenses, and $101,616 and $525,667 in research and development, respectively. As of December 31, 2025, there was approximately $704,859 of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over approximately two years.

A summary of the Company’s non-qualified stock option activity is as follows:

	Total Options	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Options outstanding, December 31, 2023	2,394,415	$1.48	8.14
Granted	765,000	2.55	-
Exercised	-	-	-
Forfeited	(179,555)	1.50	-
Expired	-	-	-
Options outstanding, December 31, 2024	2,979,860	$1.72	7.78
Granted	-	-	-
Exercised	-	-	-
Forfeited	(10,000)	2.55	-
Expired	-	-	-
Options outstanding, December 31, 2025	2,969,860	$1.72	6.77
Options exercisable, December 31, 2025	2,585,902	$1.63	6.58

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for years ended December 31, 2025 and 2024:

2025
Exercise price	2.55
Share price	4.81
Volatility	79.5% - 80.1
Risk-free interest rate	3.6% - 5.48
Dividend yield	0.0
Expected term	5.0 to 6.1 years

Warrants

A summary of the Company’s warrant activity is as follows:

	Warrants	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Warrants outstanding, December 31, 2023	47,093	$1.56	2.70
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(31,997)	0.01	-
Warrants outstanding, December 31, 2024	15,096	$4.84	6.02
Granted	64,669	8.01	1.62
Exercised	-	-	-
Forfeited/Expired	(14,799)	4.84	-
Warrants outstanding, December 31, 2025	64,966	7.99	1.51
Warrants exercisable, December 31, 2025	64,966	$7.99	1.51

On November 17, 2025, the Company issued a warrant to purchase a number of shares of Common Stock equal to $500,000 divided by the lower of (i) the Fixed Price ($8.00) and (ii) the Nasdaq Price to the Investor pursuant to the Note Purchase Agreement. As the Nasdaq Price was determined to equal $11.42, the $8.00 Fixed Price was utilized.

On November 17, 2025, the Company issued a Placement Agent Warrant to Maxim for the purchase of 2,169 shares of Common Stock at an exercise price of $8.16.

The following assumptions were used to calculate the warrant values:

2025
Exercise price	$8.00 - $8.16
Share price	$11.42
Volatility	72.6% - 77.7
Risk-free interest rate	3.69% - 3.90%
Dividend yield	0.0
Expected term	1.4 to 5.0 years

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024, four board members invested a total amount of $50,000 in the Series D Preferred Stock offering.

As of December 31, 2025, the Company had an outstanding balance of $209,000 payable to members of its board of directors related to accrued but unpaid director fees. The balance is included in accrued expenses in the accompanying balance sheets.

The Company utilizes the services of the brother of the Chief Executive Officer, who is trained as a computer engineer and has over seven years’ experience with clinical lab operations, to oversee the Company’s laboratory information systems and patient/physician portals. During the years ended December 31, 2025 and 2024, the Company paid $54,884 and $62,070, respectively, to this related party.

The Chief Executive Officer founded an organization in January 2021 to create an alliance of clinical labs, entrepreneurs, scientists, healthcare providers, and concerned citizens who oppose Congressional legislation to require FDA pre-approval for new laboratory tests, known as the VALID Act. The Company contributed $0 and $40,650 during the years ended December 31, 2025 and 2024 to this organization, respectively.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 11 – INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2025 and 2024:

	2025	2024
Current provision for income taxes	$-	$-
Deferred income tax benefit	-	-
Total provision for income taxes	$-	$-

The provision for federal income taxes differs from that computed by applying federal and state statutory rates to the loss before federal income tax provision, as indicated in the following analysis:

	For The Years Ended December 31,
	2025		2024
Expected federal tax (expense) benefit	$785,200	21.0%	$1,076,600	21.0%
Expected state tax (expense) benefit	308,500	8.3%	423,000	8.3%
Nondeductible expenses and other
Stock compensation	(142,000)	(3.8)%	(481,900)	(9.4)%
Derivative liability related	(106,800)	(2.9)%	-	-
Other	(51,800)	(1.4)%	(58,600)	(1.2)%
(Increase) decrease in valuation allowance	(793,100)	(21.2)%	(959,100)	(18.7)%
Total provision for income taxes	$-	-	$-	-

The major components of the deferred taxes are as follows at December 31, 2025 and 2024:

	2025	2024
Account receivable, net	$23,700	$8,600
Accumulated depreciation	(1,500)	(1,500)
Intangible assets, net	(69,800)	(69,300)
Accrued expenses	185,400	114,900
Net operating loss	7,690,200	6,982,200
Deferred tax asset valuation allowance	(7,828,000)	(7,034,900)
	$-	$-

The Company files income tax returns for U.S. federal income tax purposes and in Maryland, Virginia, and Pennsylvania. Based on federal tax returns filed or to be filed through December 31, 2025, the Company had available approximately $26.3 million in U.S. tax net operating loss carryforwards which assesses the utilization of a company’s net operating loss carryforwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards expire in 20 years for federal income tax reporting purposes. For Federal income tax purposes, the net operating losses begin to expire in 2020, however, carryforward losses for years beginning in 2018 have no expiration. State net operating loss carryforwards through December 31, 2025 are approximately $26.3 million and have begun to expire in 2020. There is a full valuation allowance as of December 31, 2025 and 2024 which may be reversed in future periods at a point when the Company can make the determination that the recoverability will be probable. The valuation allowance for deferred tax assets increased and decreased by approximately $793,100 and $959,100 during the years ended December 31, 2025 and 2024, respectively.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2025. The Company is currently not under audit in any jurisdiction. The 2021 through 2024 tax years are open to examination by the various federal and state jurisdictions in which the Company operates. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2025 through March 31, 2026, the issuance date of these financial statements.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Additional Closing of Bridge Financing

On February 9, 2026, the Company completed a second closing under the Note Purchase Agreement (see Note 6) and issued a secured convertible promissory note in the principal amount of $275,000 and a warrant to purchase a number of shares of Common Stock equal to $500,000 divided by the lower of (i) the Fixed Price and (ii) the Nasdaq Price for a total purchase price of $250,000.

In connection with such closing, the Company issued a Placement Agent Warrant to Maxim for the purchase of 2,022 shares of Common Stock at an exercise price of $8.16.

Filing of Certificate of Designation

On February 13, 2026, the Company filed a certificate of designation (the “Certificate of Designation”) with the Delaware Secretary of State to establish the rights and preferences of the Series E Convertible Preferred Stock (see Note 8). The following is a summary of the terms of the Series E Convertible Preferred Stock.

●	Number and Stated Value. Pursuant to the Certificate of Designation, the Company designated 45,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. Each share of Series E Convertible Preferred Stock has a stated value of $1,098.90 (the “Stated Value”); provided that upon the occurrence of an Event of Default (as defined in the Certificate of Designation), the Stated Value will automatically increase by ten percent (10%).

●	Ranking. The Series E Convertible Preferred Stock ranks senior to all classes of the Company’s capital stock, including the Common Stock, with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. Without the prior express written consent of the holders of at least a majority of the outstanding shares of Series E Convertible Preferred Stock, voting separately as a single class, the Company shall not authorize or issue any additional or other shares of capital stock that is of senior or pari passu rank to the Series E Convertible Preferred Stock in respect of preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

●	Dividend Rights. Each share of Series E Convertible Preferred Stock shall accrue a rate of return on the Stated Value at a rate of 9% per annum (the “Preferred Return”); provided that following the occurrence of an Event of Default (as defined in the Certificate of Designation), the Preferred Return will increase to 15% per annum until such Event of Default has been cured. The Preferred Return shall accrue on each share of Series E Convertible Preferred Stock from its issuance date, shall compound daily and be payable on a quarterly basis within five (5) trading days following the end of each calendar quarter, either in cash or via the issuance to the applicable holder of an additional number of shares of Series E Convertible Preferred Stock equal to the Preferred Return then accrued and unpaid, divided by the Stated Value, with the election as to payment in cash or via the issuance of additional shares of Series E Convertible Preferred Stock to be determined in the discretion of the Company.

●	Voting Rights. The holders of the Series E Convertible Preferred Stock shall not have any voting rights and shall not vote on any matter submitted to the holders of Common Stock, or any class thereof, for a vote; provided that, the Company shall not amend or repeal the Certificate of Designation without the prior written consent of the holders of at least a majority of the outstanding shares of Series E Convertible Preferred Stock, voting separately as a single class, and any such act or transaction entered into without such vote or consent shall be null and void ab initio, and of no force or effect.

●	Conversion Rights. Each share of Series E Convertible Preferred Stock will be convertible at any time at the option of the holder into a number of shares of Common Stock determined by dividing the Stated Value of the shares being converted by a conversion price equal to the Nasdaq Price; provided that following the occurrence of a Trigger Event (as defined in the Certificate of Designation) or an Event of Default (as defined in the Certificate of Designation), such conversion price shall be equal to the lower of the Nasdaq Price and a price equal to 89% of the lowest daily volume weighted average price of the Common Stock on its principal market during the ten (10) trading day period prior to the conversion date, but in no event lower than a floor price of $1.00 prior to the Initial Listing Date and thereafter 20% of the “Minimum Price” as defined in Nasdaq Rule 5635 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events), calculated as of the most recent issuance date. Notwithstanding the foregoing, the Company will not effect any conversion, and a holder will not have the right to convert, shares of Series E Convertible Preferred Stock to the extent that, after giving effect to the conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon such conversion.

20/20 BIOLABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

●	Redemption Rights. At any time after the date that is six (6) months from the applicable issuance date of the Series E Convertible Preferred Stock, the Company may elect, in the sole discretion of its board of directors, to redeem all or any portion of the Series E Convertible Preferred Stock then issued and outstanding from all of the holders by paying to the holders an amount in cash equal to the Series E Preferred Liquidation Amount then applicable to such shares of Series E Convertible Preferred Stock being redeemed multiplied by 120%. In addition, if an Event of Default (as defined in the Certificate of Designation) has occurred, the holders of at least a majority of the outstanding shares of Series E Convertible Preferred Stock may, by notice to the Company, force the Company to redeem all of the issued and outstanding shares of Series E Convertible Preferred Stock for a price equal to (i) the Stated Value of all such shares; plus (ii) any accrued and unpaid Preferred Return with respect to all such shares, provided that such Preferred Return shall be paid in cash in an amount equal to the number of shares otherwise issuable for the Preferred Return multiplied by the Stated Value; plus (iii) any and all other amounts due and payable to the holders pursuant to the Certificate of Designation.

The Certificate of Designation also includes customary covenants and events of default, including a covenant that the Company will not, without the prior written consent of the holders of at least a majority of the outstanding shares of Series E Convertible Preferred Stock: (i) issue, incur or guaranty any debt or additional Liabilities (as defined in the Certificate of Designation) other than (a) trade payables incurred in the ordinary course of business, (b) indebtedness or Liabilities incurred pursuant to equipment leases, purchase money financings, or capital leases entered into in the ordinary course of business, (c) indebtedness or Liabilities incurred in connection with bona fide commercial banking or credit card arrangements on customary terms, or (d) intercompany indebtedness; or (ii) issue (a) any shares of Common Stock, Preferred Stock or any option, warrant, or right to subscribe for, acquire or purchase shares of Common Stock or Preferred Stock, or (b) any securities that are convertible into or exchangeable for shares of Common Stock or any class or series of Preferred Stock, subject to certain exceptions set forth in the Certificate of Designation.

Completion of Direct Listing

On February 19, 2026, the Company’s Common Stock began trading on the Nasdaq Capital Market, which is the “Initial Listing Date” referred to above. The Initial Registration Statement relating to such direct listing was declared effective by the SEC on February 17, 2026. The “Nasdaq Price” referred to above was $11.42. Accordingly, (i) the secured convertible promissory notes referred to above (see Note 6) have a conversion price of $6.80, (ii) the warrants issued in connection with such secured convertible promissory notes (see Notes 6 and 9) are exercisable for 62,500 shares of Common Stock at an exercise price of $8.16 and expire on February 28, 2027, (iii) the shares of Series E Convertible Preferred Stock have a conversion price of $11.42 and (iv) the Preferred Warrant (see Notes 8 and 9) is exercise for 3,502,627 shares of Common Stock at an exercise price of $11.42. Subsequent to the Initial Listing Date, a Trigger Event (as defined in the Certificate of Designation) occurred. Accordingly, the conversion price of the Series E Convertible Preferred Stock is equal to the lower of $11.42 and a price equal to 89% of the lowest daily volume weighted average price of the Common Stock on its principal market during the ten (10) trading day period prior to the conversion date, subject to a floor price equal to 20% of the “Minimum Price” as defined in Nasdaq Rule 5635.

Additional Closing of Private Placement

On February 19, 2026, the Company completed the second closing under the Preferred Purchase Agreement (see Note 8) and issued 5,000 shares of Series E Convertible Preferred Stock and the Preferred Warrant to the Investor for a purchase price of $5,000,000, less fees of $25,000.

In connection with such closing, the Company paid Maxim a fee of $300,000 and issued a Placement Agent Warrant to Maxim for the purchase of 24,057 shares of Common Stock at an exercise price of $13.704.

Conversion of Preferred Stock

On February 19, 2026, in connection with the Company’s direct listing on Nasdaq, (i) an aggregate of 846,368 shares of Series A Preferred Stock were converted into an aggregate of 846,368 shares of Common Stock, (ii) an aggregate of 651,465 shares of Series A-1 Preferred Stock were converted into an aggregate of 651,465 shares of Common Stock, (iii) an aggregate of 442,402 shares of Series A-2 Preferred Stock were converted into an aggregate of 442,402 shares of Common Stock, (iv) an aggregate of 1,471,487 shares of Series B Preferred Stock were converted into an aggregate of 1,471,487 shares of Common Stock, (v) an aggregate of 1,204,040 shares of Series C Preferred Stock were converted into an aggregate of 1,204,040 shares of Common Stock and (vi) an aggregate of 101,565 shares of Series D Preferred Stock were converted into an aggregate of 101,565 shares of Common Stock.

Conversion of Convertible Promissory Notes – Private Placement

On February 19, 2026, all principal and accrued interest in the aggregate amount of $73,857 due under the convertible promissory notes described in Note 6 under “Convertible Promissory Notes - Private Placement” was converted into an aggregate of 14,151 shares of Common Stock.

Conversion of Convertible Promissory Notes – Equity Crowdfunding

On February 25, 2026, all principal and accrued interest in the aggregate amount of $760,955 due under the convertible promissory notes described in Note 6 under “Convertible Promissory Notes - Equity Crowdfunding” was converted into an aggregate of 91,535 shares of Common Stock.

Issuance of Common Stock

On February 19, 2026, the Company issued 173,505 shares of Common Stock to Maxim pursuant to the Maxim Engagement Letter (see Note 8).

On March 2, 2026, the Company issued 4,193 shares of Common Stock to a service provider.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	20/20 BIOLABS, INC.

/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan B. Bergman
	Name:	Alan B. Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jonathan Cohen	Chief Executive Officer (principal executive officer)	March 31, 2026
Jonathan Cohen

/s/ Alan B. Bergman	Chief Financial Officer (principal financial and accounting officer)	March 31, 2026
Alan B. Bergman

/s/ John G. Compton	Chairman of the Board of Directors	March 31, 2026
John G. Compton

/s/ Richard M. Cohen	Director	March 31, 2026
Richard M. Cohen

/s/ John W. Rollins	Director	March 31, 2026
John W. Rollins

/s/ Michael A. Ross	Director	March 31, 2026
Michael A. Ross