Form 10-Q
period 2026-03-31
20/20 Biolabs, Inc.
filed 2026-05-20
CIK 1139685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-43128

20/20 BIOLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-2272107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15810 Gaither Road, Suite 235, Gaithersburg, MD	20877
(Address of principal executive offices)	(Zip Code)

240-453-6339
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AIDX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2026, there were 10,611,528 shares of common stock of the registrant issued and outstanding.

20/20 Biolabs, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

20/20 BIOLABS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

20/20 BIOLABS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$4,219,099	$1,025,987
Accounts receivable, net	201,481	199,954
Inventory	104,523	116,217
Prepaid expenses and other current assets	175,174	128,975
Total current assets	4,700,277	1,471,133
License agreement, net	265,518	271,143
Property and equipment, net	45,187	56,677
Intangible asset, net	206,801	202,264
Right-of-use assets, net	562,507	605,289
Deferred financing costs	-	1,507,794
Other assets	23,057	23,057
Total assets	$5,803,347	$4,137,357

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$980,486	$868,545
Accrued liabilities	598,335	785,784
Accrued dividends — Series E convertible preferred stock	54,192	-
Deferred revenue	450,667	414,871
Derivative liability – current	-	143,382
Convertible note	306,716	74,611
Operating lease liability – current	189,649	175,948
Total current liabilities	2,580,045	2,463,141

Long-term liabilities:
Convertible notes payable, net	-	619,355
Deferred revenue – long-term	37,055	41,816
Derivative liabilities – long-term	-	543,545
Operating lease liability – long term	429,122	488,725
Total long-term liabilities	466,177	1,693,441

Total liabilities	3,046,222	4,156,582

Commitments and contingencies (Note 9)		-

Contingently redeemable convertible preferred stock:
Series E convertible preferred stock, $0.01 par value; 45,000 authorized; 5,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; liquidation preference of $5,494,500	204,239	-

Stockholders’ equity (deficit):
Series D preferred stock, $0.01 par value; 936,329 authorized; 0 and 101,565 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	1,016
Series C preferred stock, $0.01 par value; 3,340,909 authorized; 0 and 1,204,040 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	12,040
Series B preferred stock, $0.01 par value; 3,569,405 authorized; 0 and 1,471,487 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	14,715
Series A-2 preferred stock, $0.01 par value; 800,000 authorized; 0 and 442,402 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	4,424
Series A-1 preferred stock, $0.01 par value; 978,000 authorized; 0 and 651,465 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	6,515
Series A preferred stock, $0.01 par value; 1,303,000 authorized; 0 and 846,368 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	8,464
Common stock, $0.01 par value; 50,000,000 authorized; 10,442,960 and 5,442,249 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	104,430	54,422
Additional paid-in capital	37,870,511	33,126,398
Accumulated deficit	(35,422,055)	(33,247,219)
Total stockholders’ (deficit) equity	2,552,886	(19,225)
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$5,803,347	$4,137,357

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues	$353,375	$553,820
Cost of revenues	290,491	388,025
Gross profit	62,884	165,795

Operating expenses:
Sales, general and administrative	1,352,758	801,144
Research and development	153,482	136,831
Total operating expenses	1,506,240	937,975

Operating loss	(1,443,356)	(772,180)

Other (expense) income:
Interest expense	(267,008)	(740)
Interest income	6,653	8,458
Loss on change in fair value of warrant liability	(148,766)	-
Loss on issuance of convertible note	(322,359)	-
Other expense, net	-	(115)
Total other (expense) income	(731,480)	7,603

Provision for income taxes	-	-

Net loss	(2,174,836)	(764,577)
Dividend on preferred stock	54,192	-
Net loss attributable to common stockholders	$(2,120,644)	$(764,577)

Basic and diluted net loss per common share	$(0.28)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	7,657,229	4,823,125

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	101,565	$1,016	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	5,442,249	$54,422	$33,126,398	$(33,247,219)	$(19,225)
Stock option expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	128,440	-	128,440
Conversion of series A preferred stock	-		-	-	-	-	-	-	-	-	(846,368)	(8,464)	846,368	8,464	-	-	-
Conversion of series A-1 preferred stock	-		-	-	-	-	-	-	(651,465)	(6,515)	-		651,465	6,515	-	-	-
Conversion of series A-2 preferred stock	-		-	-	-	-	(442,402)	(4,424)	-	-	-	-	442,402	4,424	-	-	-
Conversion of series B preferred stock	-		-	-	(1,471,487)	(14,715)	-	-	-	-	-	-	1,471,487	14,715	-	-	-
Conversion of series C preferred stock	-	-	(1,204,040)	(12,040)	-	-	-	-	-	-	-	-	1,204,040	12,040	-	-	-
Conversion of series D preferred stock	(101,565)	(1,016)	-	-	-	-	-	-	-	-	-	-	101,565	1,016	-	-	-
Conversion of convertible debt to common stock	-	-	-	-	-	-	-	-	-	-	-	-	105,686	1,057	1,190,393	-	1,191,450
Reclassification of derivative instruments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,004,568	-	1,004,568
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	4,193	42	99,958	-	100,000
Common stock warrants issued as debt discount costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,160	-	16,160
Issuance of warrants in connection with issuance of series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,249,559	-	3,249,559
Offering costs in connection with issuance of series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	173,505	1,735	(890,773)	-	(889,038)
Accrued dividends on series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(54,192)	-	(54,192)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,174,836)	(2,174,836)
Balance, March 31, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	10,442,960	$104,430	$37,870,511	$(35,422,055)	$2,552,886

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(UNAUDITED)

	Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2024	62,441	$624	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,823,125	$48,231	$30,947,601	$(28,734)	$(29,508,398)	$1,505,482
Stock option expense	-		-	-	-	-	-	-	-	-	-	-	-	-	129,650	-	-	129,650
Issuance of series D preferred	39,124	392	-	-	-	-	-	-	-	-	-	-	-	-	163,212	28,734	-	192,338
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(764,577)	(764,577)
Balance, March 31, 2025	101,565	$1,016	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,823,125	$48,231	$31,240,463	$-	$(30,272,975)	$1,062,893

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,174,836)	$(764,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,306	17,825
Stock based compensation	128,440	129,650
Amortization of license fees	5,625	5,625
Amortization of right-of-use assets, net of liabilities	(3,120)	(1,838)
Amortization of debt discount	240,370	-
Issuance of shares for services	100,000	-
Change in fair value of derivative liability	148,766	-
Loss on issuance of convertible note	322,359	-
Changes in operating assets and liabilities:
Accounts receivable	(1,527)	5,610
Inventory	11,694	(20,866)
Prepaid expenses and other assets	(46,199)	(64,259)
Accounts payable	111,941	111,092
Accrued liabilities	(202,448)	129,413
Interest payable	26,634	740
Deferred revenue	31,035	(36,708)
Net cash used in operating activities	(1,288,960)	(488,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets, including patents	(5,354)	-
Net cash used in investing activities	(5,354)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	250,000	70,000
Proceeds from issuance of Series D preferred stock	-	192,338
Proceeds from issuance of Series E preferred stock	5,000,000	-
Offering costs	(762,574)	-
Net cash provided by financing activities	4,487,426	262,338

Increase (decrease) in cash and cash equivalents	3,193,112	(225,955)
Cash and cash equivalents, beginning of year	1,025,987	1,784,009
Cash and cash equivalents, end of year	$4,219,099	$1,558,054

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash disclosures of cash flow information:
Conversion of preferred stock to common stock	$47,174	$-
Deferred offering costs – issuance of common stock and warrants as offering costs	$3,654,057	$-
Accrued dividends on Series E preferred stock	$54,192	$-
Derivative liabilities recognized as debt discounts	$541,199	$-
Derivative liabilities reclassified to equity	$1,361,306	$-
Conversion of convertible notes payable and accrued interest to common stock	$834,812	$-

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of 20/20 Biolabs, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The March 31, 2026 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Form 10-K. Since the date of those financial statements, there have been no material changes to significant accounting policies, with the exception of the following:

Preferred Stock – The Company’s series E convertible preferred stock is recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events, which are events that are not considered solely within the Company’s control, the series E convertible preferred stock will become redeemable.

Warrants – Warrants are accounted for as either equity or liability-classified based on ASC 480 and ASC 815. The warrant described in Note 10 is classified as equity and has been included in additional paid-in capital within stockholders’ equity (deficit).

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s condensed financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, management made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of March 31, 2026, the Company had cash and cash equivalents of $4,219,099 and a total working capital of $2,120,232. For the three months ended March 31, 2026, the Company incurred an operating loss of $1,443,356 and cash flows used in operating activities of $1,288,960.

The Company has incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, the Company has raised additional funding through a private placement of $5 million during the current year, which is anticipated to offset operational losses in the near term.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 3—DISAGGREGATION OF REVENUE AND CONTRACT LIABILITIES

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company’s revenue by contract type is as follows:

	Three Months Ended March 31,
	2026	2025
Revenues
OneTest	$310,103	$471,379
BioCheck	21,547	56,967
CLIAx	21,725	25,474
Total revenues	$353,375	$553,820

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Contract Liabilities

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of the Company’s satisfaction of performance obligations. The deferred revenue as of March 31, 2026 and December 31, 2025 was $487,722 and $456,687, respectively, and are related to OneTest and royalties.

The following table provides information about contract liabilities from contracts with customers as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
OneTest ‒ commercial clients	$386,667	$350,871
OneTest ‒ individuals	64,000	64,000
Royalty	37,055	41,816
Total deferred revenue	$487,722	$456,687
Less: current portion	(450,667)	(414,871)
Long-term deferred revenue	$37,055	41,816

Significant changes in the contract liabilities balance during the period are as follows:

Contract Liabilities
Balance, December 31, 2025	$456,687
Non-cancelable contracts with customers entered during the period	217,413
Revenue recognized related to non-cancelable contracts with customers during the period	(186,378)
Balance, March 31, 2026	$487,722

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Office equipment	$147,259	$147,259
Furniture and fixtures	57,691	57,691
Laboratory equipment	282,726	323,524
Vehicles	40,555	40,555
Leasehold improvements	12,221	12,221
Total property and equipment	540,452	581,250
Less accumulated depreciation	(495,265)	(524,573)
	$45,187	$56,677

Depreciation expense for the three months ended March 31, 2026 and 2025 was $11,490 and $17,009, respectively.

NOTE 5—INTANGIBLE ASSETS

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Issued patents (amortized)	$31,840	$31,840
Unissued patents (unamortized)	212,504	207,150
Software development costs	4,654	4,654
Total patents	248,998	243,644
Less accumulated amortization	(42,197)	(41,380)
	$206,801	$202,264

Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was $816.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 6—OPERATING LEASES

The following was included in the condensed balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease right-of-use lease asset	$1,242,936	$1,242,936
Accumulated amortization	(680,429)	(637,647)
Net balance	$562,507	$605,289

Operating lease liability, current	189,649	175,948
Operating lease liability, long-term	429,122	488,725
Total operating lease liabilities	$618,771	$664,673

Weighted Average Remaining Lease Term – operating leases	37 months	40 months

Weighted Average Discount Rate – operating leases	4.2%	4.2%

Future minimum lease payments under operating leases as of March 31, 2026 were as follows:

2026 (remaining)	$157,435
2027	215,036
2028	220,460
2029	68,293
Total lease payments	661,224
Less imputed interest	(42,453)
Maturities of lease liabilities	$618,771

Lease expense for the three months ended March 31, 2026 and 2025 was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$49,213	$49,213

NOTE 7—CONVERTIBLE NOTES PAYABLE

Convertible Promissory Notes – Private Placement

On February 19, 2026, all principal and accrued interest in the aggregate amount of $73,857 due under the convertible promissory notes issued in January 2025 was converted into an aggregate of 14,151 shares of common stock. In connection with the conversion, the Company derecognized the related derivative liability of $87,878 associated with the conversion feature to additional paid-in capital, and recognized a loss of $70,378 on the change in fair value of the derivative liability and a gain on extinguishment of debt of $10,198, included in interest expense in the statement of operations prior to conversion.

Convertible Promissory Notes – Equity Crowdfunding

On February 25, 2026, all principal and accrued interest in the aggregate amount of $760,955 due under the convertible promissory notes issued in connection with equity crowdfunding offerings in 2025 was converted into an aggregate of 91,535 shares of common stock. In connection with the conversion, the Company derecognized the related derivative liability of $283,759 associated with the conversion feature to additional paid-in capital, and recognized a loss of $105,444 on the change in fair value of the derivative liability and a loss on extinguishment of debt of $14,434 included in interest expense in the statement of operations prior to conversion.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Secured Convertible Promissory Notes

On November 17, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company agreed to offer and sell to Streeterville, in a private placement transaction, secured convertible promissory notes in the aggregate principal amount of up to $570,000 and warrants to purchase a number of shares of common stock equal to $1,000,000 divided by the lower of (i) $8.00 and (ii) the Valuation based Bid Price or Compelling Evidence-based Bid Price, as submitted by the Company and accepted by The Nasdaq Stock Market (“Nasdaq”) in connection with the Company’s direct listing application with Nasdaq and calculated in accordance with Nasdaq Listing Rule IM-5505-1 (the “Nasdaq Price”). On February 19, 2026, the Company’s direct listing was completed with a Nasdaq Price of $11.42.

On November 17, 2025, the Company issued to Streeterville a secured convertible promissory note in the principal amount of $295,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000, which, in addition to the original issue discount described below, includes $20,000 to pay Streeterville’s fees.

On February 9, 2026, the Company issued to Streeterville a secured convertible promissory note in the principal amount of $275,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000.

These notes carry an original issue discount of $25,000 and accrue interest at a rate of eight percent (8%) per annum with the principal amount and all accrued interest being due and payable six months (6) after issuance. The Company may prepay the notes upon ten (10) trading days’ notice; provided that if such prepayment is made after thirty (30) days following the issuance date, then the Company must pay a prepayment penalty in an amount equal to 110% of the amount being prepaid.

These notes are secured by all of the Company’s assets pursuant to a security agreement and an intellectual property security agreement, each entered into between the parties on November 17, 2025, and contain customary covenants and events of default for a loan of this type. Upon an event of default, the interest rate shall increase to fifteen percent (15%) per annum or the maximum rate permitted under applicable law. In addition, the notes contain certain triggering events that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to fifteen percent (15%) of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to five percent (5%) of the then outstanding balance.

At any time commencing on February 19, 2026 (the first day that the Company’s common stock commenced trading on Nasdaq), Streeterville may, at its election, convert all or any portion of the outstanding balance of the notes into shares of common stock at a conversion price of $6.80. Notwithstanding the foregoing, the notes provide that, on the date on which the Subsequent Registration Statement (as defined in the notes) is declared effective by the SEC, the notes shall automatically be exchanged for a number of shares of series E convertible preferred stock equal to the outstanding balance of the notes divided by $1,000. See also Note 12.

The warrants may be exercised at any time on or after February 19, 2026 and until February 28, 2027 at an exercise price of $8.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions).

In connection with the issuance of the note on November 17, 2025, the Company issued a placement agent warrant to Maxim Partners LLC (“Maxim”) to purchase 2,169 shares of common stock at an exercise price of $8.16 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions), and in connection with the issuance of the note on February 9, 2026, the Company issued a placement agent warrant to Maxim to purchase 2,022 shares of common stock at an exercise price of $8.16 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). The warrants have a term of five years and were issued as compensation for placement agent services. The placement agent warrants were evaluated separately and determined to be equity-classified instruments, and accordingly, the Company recognized a day-one loss of $16,160, with the fair value recorded in additional paid-in capital as a cost of the financing. In addition, the Company recorded a cash placement fee of $15,000, representing 6% of the proceeds of the offering, which was recorded as a debt discount.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company recorded detachable warrants as a derivative liability of $347,865, with $235,000 recognized as a debt discount and the fair value exceeded the carrying value resulting in a day-one loss of $119,361. The Company recognized a day-one loss of $186,838 related to the embedded conversion feature, which was determined to meet the criteria for derivative classification and was accounted for as a derivative liability. In aggregate, the Company recognized a total day-one loss of $322,359 which was recognized in the statement of operations. Upon the effectiveness of the Company’s direct listing, the related derivative liabilities were remeasured to fair value and reclassified to additional paid-in capital within stockholders’ equity as the instruments no longer met derivative liability classification criteria.

As of March 31, 2026, the outstanding principal balance of the notes was $570,000, with accrued interest of $11,929. After giving effect to unamortized debt discount of $275,213, the net carrying value of the notes was $306,716.

NOTE 8—DERIVATIVE LIABILITIES

Issuance and revaluation of warrants:

The fair value of the warrant-related derivative liabilities for the issuance and subsequent remeasurement was determined using the Black-Scholes option pricing model, a market-based valuation technique that incorporates significant unobservable inputs: dividend yield: 0%; volatility: 72.1% to 77.6%; risk free rate 3.43-4.13%; estimated term 1.03-1.50 years.

Convertible debt conversion feature:

The fair value of the derivative liabilities associated with the conversion features was determined using a valuation methodology that considered the holders’ most beneficial conversion amount based on the contractual conversion terms and the market value of the Company’s common stock at the applicable measurement or conversion date.

See Note 7 for further details regarding the Company’s convertible notes and warrant issuances.

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2026:

Amount
Fair value at December 31, 2025	$686,927
Derivative liability – issuance of warrants	354,361
Derivative liability – convertible debt conversion feature	186,837
Conversion of debt to equity	(1,005,256)
Reclassification to additional paid-in capital upon equity classification	(371,636)
Fair value adjustment to derivative liability – issuance of warrants and conversion feature	148,766
Fair value at March 31, 2026	$-

NOTE 9—COMMITMENTS AND CONTINGENCIES

License Agreements

Licenses agreements as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
International license agreement	$450,080	$450,008
Total license agreements	450,080	450,008
Less accumulated amortization	(184,562)	(178,865)
	$265,518	$271,143

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 10—CAPITAL STOCK

General

On November 17, 2025, the Company entered a securities purchase agreement (the “Preferred Purchase Agreement”) with Streeterville, pursuant to which the Company agreed to offer and sell to Streeterville (i) up to $40,000,000 (the “Commitment Amount”) of series E convertible preferred stock at a purchase price of $1,000 per share; (ii) 50,000 shares of common stock (the “Commitment Shares”); (iii) 475,000 shares of common stock (the “Pre-Delivery Shares”); and (iv) a warrant to purchase a number of shares of common stock equal to the Commitment Amount divided by the Nasdaq Price ($11.42).

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, the Company issued the Commitment Shares and the Pre-Delivery Shares to Streeterville for a purchase price of $4,750. At the second closing, which occurred on February 19, 2026, the Company issued 5,000 shares of series E convertible preferred stock and a warrant to purchase 3,502,627 shares of common stock at an exercise price of $11.42 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) for a purchase price of $5,000,000. At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, the Company may request that Streeterville purchase additional shares of series E convertible preferred stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to Streeterville. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value of all outstanding shares of series E convertible preferred stock plus accrued but unpaid interest held by Streeterville as of the applicable measurement date.

The gross proceeds of $5,000,000 were allocated between the series E convertible preferred stock and the warrant based on their relative fair values on February 19, 2026. In addition, the related offering costs totaling approximately $4,416,631 were also allocated between the series E convertible preferred stock and the warrant based on their relative fair values on February 19, 2026, and offset against their recorded amounts.

Pursuant to the Preferred Purchase Agreement, the Company shall have the right, at any time after the earlier of: (i) Streeterville owning 250 or fewer shares of series E convertible preferred stock and the unfunded Commitment Amount equaling zero, or (ii) the date that is three (3) years from the first closing (provided that the Company is not in default under the Certificate of Designation), to repurchase the Pre-Delivery Shares upon a written request delivered to Streeterville at a purchase price of $0.01 for each such Pre-Delivery Share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions).

The Preferred Purchase Agreement also includes other customary representations, warranties and covenants, including a most favored nation provision, which provides that, so long as Streeterville owns any shares of series E convertible preferred stock or the warrant, upon the Company’s issuance of any security with any term or condition more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Streeterville in the Transaction Documents (as defined in the Preferred Purchase Agreement), then the Company shall notify Streeterville of such additional or more favorable term, which notice may be provided by means of a current report on Form 8-K or other filing with the SEC, and such term, at Streeterville’s option, shall become a part of the Transaction Documents for the benefit of Streeterville. The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing fixed purchase prices, conversion discounts, conversion lookback periods, interest rates/preferred return rates, dividend rights, original issue discounts, floor prices, conversion prices, anti-dilution protection and exercise prices. Notwithstanding the foregoing, this provision shall not apply to certain exempt issuances set forth in the Preferred Purchase Agreement or to the issuance of debt securities.

Redeemable Preferred Stock

Series E Convertible Preferred Stock

On February 13, 2026, the Company filed a certificate of designation (the “Certificate of Designation”) with the Delaware Secretary of State to establish the rights and preferences of the Company’s series E convertible preferred stock. The following is a summary of the terms of the series E convertible preferred stock.

The Company recognizes the series E convertible preferred stock as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Dividend Rights. Each share of series E convertible preferred stock shall accrue a rate of return on the Stated Value at a rate of 9% per annum (the “Preferred Return”); provided that following the occurrence of an Event of Default (as defined in the Certificate of Designation), the Preferred Return will increase to 15% per annum until such Event of Default has been cured. The Preferred Return shall accrue on each share of series E convertible preferred stock from its issuance date, shall compound daily and be payable on a quarterly basis within five (5) trading days following the end of each calendar quarter, either in cash or via the issuance to the applicable holder of an additional number of shares of series E convertible preferred stock equal to the Preferred Return then accrued and unpaid, divided by the Stated Value, with the election as to payment in cash or via the issuance of additional shares of series E convertible preferred stock to be determined in the discretion of the Company. For the three months ended March 31, 2026, cumulative dividends earned on the series E convertible preferred stock were $54,192.

Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a Deemed Liquidation Event (as defined in the Certificate of Designation), each share of series E convertible preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of junior securities, an amount per share of series E convertible preferred stock equal to the Stated Value at such time, plus any accrued and unpaid Preferred Return (the “Series E Preferred Liquidation Amount”). If upon any such liquidation, dissolution or winding up or Deemed Liquidation Event, the Company’s assets available for distribution to stockholders shall be insufficient to pay the Series E Preferred Liquidation Amount, the holders of the series E convertible preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

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

Conversion Rights. Each share of series E convertible preferred stock will be convertible at any time at the option of the holder into a number of shares of common stock determined by dividing the Stated Value of the shares being converted by a conversion price equal to the lower of $11.42 and a price equal to 89% of the lowest daily volume weighted average price of the common stock on its principal market during the ten (10) trading day period prior to the conversion date, but in no event lower than a floor price of 20% of the “Minimum Price” as defined in Nasdaq Rule 5635 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events), calculated as of the most recent issuance date after the first issuance. Since no additional issuances were made in the first quarter, the floor price as of March 31, 2026 could not be determined (see also Note 12). Notwithstanding the foregoing, the Company will not effect any conversion, and a holder will not have the right to convert, shares of series E convertible preferred stock to the extent that, after giving effect to the conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, there were 5,000 shares of series E convertible preferred stock issued and outstanding.

Non-Redeemable Preferred Stock

Conversion of Preferred Stock

On February 19, 2026, all outstanding shares of the Company’s series A preferred stock, series A-1 preferred stock, series A-2 preferred stock, series B preferred stock, series C preferred stock and series D preferred stock were converted into an equivalent number of shares of common stock.

Common Stock

On February 19, 2026, the Company issued (i) 846,368 shares of common stock upon the conversion of 846,368 shares of series A preferred stock, (ii) 651,465 shares of common stock upon the conversion of 651,465 shares of series A-1 preferred stock, (iii) 442,402 shares of common stock upon the conversion of 442,402 shares of series A-2 preferred stock, (iv) 1,471,487 shares of common stock upon the conversion of 1,471,487 shares of series B preferred stock, (v) 1,204,040 shares of common stock upon the conversion of 1,204,040 shares of series C preferred stock and (vi) 101,565 shares of common stock upon the conversion of 101,565 shares of series D preferred stock.

On February 19, 2026, the Company issued 173,505 shares of common stock to Maxim as partial compensation for its services in connection with the Company’s direct listing and included within stock offering costs.

On February 19, 2026, the Company issued 14,151 shares of common stock upon the conversion all principal and accrued interest in the aggregate amount of $73,857 due under the convertible promissory notes issued in January 2025 (see Note 7).

On February 25, 2026, the Company issued 91,535 shares of common stock upon the conversion all principal and accrued interest in the aggregate amount of $760,955 due under the convertible promissory notes issued in connection with equity crowdfunding offerings in 2025 (see Note 7).

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

On March 2, 2026, the Company issued 4,193 shares of common stock to a service provider.

As of March 31, 2026 and December 31, 2025, there were 10,442,960 and 5,442,249 shares of common stock issued and outstanding, respectively.

Stock Options

On March 3, 2026, the Company issued a non-qualified stock option under the Company’s 2022 Stock Incentive Plan for the purchase of 352,936 shares of common stock at an exercise price of $3.39 per share, which vests quarterly over four (4) years commencing on April 1, 2026. Management determines the value of options granted using the closing market price of the Company’s common stock and the Black-Scholes option pricing model. The fair value of the stock option was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield: 0%; volatility: 79.4%; risk free rate %; estimated term six years for a total fair market value of $712,715.

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation of $128,440 and $129,650, respectively, which is an expense of $4,657 and $4,657 in cost of revenues, $98,379 and $99,589 in the sales, general and administrative expenses, and $25,404 and $25,404 in research and development, respectively. As of March 31, 2026, there was approximately $1,274,285 of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over approximately four years.

A summary of the Company’s non-qualified stock option activity is as follows:

	Total Options	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Options outstanding, December 31, 2025	2,969,860	$1.72	6.77
Granted	352,936	3.39	10.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding, March 31, 2026	3,322,796	$1.89	6.88
Options exercisable, March 31, 2026	2,633,089	$1.65	6.37

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for three months ended March 31, 2026:

Exercise price	$3.39
Share price	$2.95
Volatility	79.40%
Risk-free interest rate	3.63%
Dividend yield	0.0
Expected term	6.06 years

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Warrants

On February 9, 2026, the Company issued a warrant to purchase 62,500 shares of common stock at an exercise price of $8.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Streeterville pursuant to the Note Purchase Agreement (see Note 7), which expires on February 28, 2027.

On February 9, 2026, the Company issued a five-year warrant to purchase 2,022 shares of common stock at an exercise price of $8.16 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Maxim as partial compensation for placement agent services (see Note 7).

On February 19, 2026, the Company issued a warrant to purchase 3,502,627 shares of common stock at an exercise price of $11.42 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Streeterville pursuant to the Preferred Purchase Agreement, which expires on November 30, 2026.

On February 19, 2026, the Company issued a five-year warrant to purchase 24,057 shares of common stock at an exercise price of $13.704 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Maxim as partial compensation for placement agent services.

A summary of the Company’s warrant activity is as follows:

	Warrants	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Warrants outstanding, December 31, 2025	64,966	$7.99	1.51
Granted	3,591,206	11.37	1.03
Exercised	-	-	-
Forfeited/Expired	-	-	-
Warrants outstanding, March 31, 2026	3,656,172	11.31	1.17
Warrants exercisable, March 31, 2026	3,656,172	$11.31	1.17

The following assumptions were used to calculate the warrant values:

Exercise price	$8.00 - $13.70
Share price	$11.42
Volatility	74.8% - 77.6%
Risk-free interest rate	3.68% - 3.92%
Dividend yield	0.0
Expected term	1.3 to 5.0 years

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 11—RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, the Company had an outstanding balance of $209,000 payable to members of its board of directors related to accrued but unpaid director fees. The balance is included in accrued expenses in the accompanying balance sheets.

The Company utilizes the services of the brother of the Chief Executive Officer, who is trained as a computer engineer and has over seven years’ experience with clinical lab operations, to oversee the Company’s laboratory information systems and patient/physician portals. During the three months ended March 31, 2026 and 2025, the Company paid $30,875 and $24,389, respectively, to this related party.

NOTE 12—SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after March 31, 2026 through May 20, 2026, the issuance date of these financial statements.

On April 1, 2026, the Company issued 50 shares of series E preferred stock as payment of quarterly dividends on such shares.

On April 2, 2026, the Company issued (i) a non-qualified stock option for the purchase of 150,000 shares of common stock at an exercise price of $1.88 per share, which vested immediately, and (ii) a non-qualified stock option for the purchase of 100,000 shares of common stock at an exercise price of $1.88 per share, which vests 25% on the first anniversary of the date of grant and monthly thereafter for the remaining 36 months, each under the Company’s 2022 Stock Incentive Plan.

On April 7, 2026, the Company issued 37,129 shares of common stock to a service provider.

On April 10, 2026, all principal and accrued interest due under the secured convertible promissory notes described in Note 7 was exchanged for 583 shares of series E convertible preferred stock in accordance with the terms of the secured convertible promissory notes. As described in Note 10, the conversion price of the series E convertible preferred stock is subject to a floor price of 20% of the “Minimum Price” as defined in Nasdaq Rule 5635, calculated as of the most recent issuance date after the first issuance. Following this issuance, the floor price is $0.376.

On April 23, 2026, the Company entered into a global amendment with Streeterville, pursuant to which the exercise price of the warrants issued to it on November 17, 2025, February 9, 2026 and February 16, 2026 (see Note 10) was reduced to $2.25 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). The Company has the right to terminate the global amendment within ninety (90) days of execution upon at least two (2) trading days’ written notice, during which time Streeterville may exercise the warrants at the foregoing price.

On April 27, 2026, the Company issued 3,669 shares of common stock to a service provider.

On May 13, 2026, the Company issued 127,770 shares of common stock upon the conversion of 140 shares of series E convertible preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to 20/20 Biolabs, Inc., a Delaware corporation.

Special Note Regarding Forward Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026, or the Annual Report, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

We offer two families of lab tests, both under our OneTest brand: (i) OneTest for Cancer, a multi-cancer early detection test, and (ii) OneTest for Longevity, which measures inflammatory biomarkers, which was launched in February 2026 (the Longevity test is also being branded “OneTest for Workplace Wellness” when marketed to self-insured employers). Both tests are run in our CAP (College of American Pathologists) accredited, CLIA (Clinical Laboratory Improvement Amendments) licensed laboratory in Gaithersburg, MD. This laboratory also hosts our Clinical Laboratory Innovation Accelerator, or CLIAx, which we believe is the country’s first shared CLIA laboratory for overseas diagnostics start-ups seeking to launch novel lab tests in the U.S. without the expense of establishing and operating their own independent lab.

Our legacy business also includes a pioneering field test kit for screening suspicious powders for bioterror agents known as BioCheck.

Recent Developments

On April 10, 2026, all principal and accrued interest due under the secured convertible promissory notes described below was exchanged for 583 shares of series E convertible preferred stock in accordance with the terms of the secured convertible promissory notes.

On April 23, 2026, we entered into a global amendment with Streeterville Capital, LLC, or Streeterville, pursuant to which the exercise price of the warrants issued to it on November 17, 2025, February 9, 2026 and February 16, 2026 described below was reduced to $2.25 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). We have the right to terminate the global amendment within ninety (90) days of execution upon at least two (2) trading days’ written notice, during which time Streeterville may exercise the warrants at the foregoing price.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effective date of the registration statement relating to our direct listing, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenues.

	March 31, 2026		March 31, 2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$353,375	100.00%	$553,820	100.00%
Cost of revenues	290,491	82.20%	388,025	70.06%
Gross profit	62,884	17.80%	165,795	29.94%
Operating expenses:
Sales, general and administrative	1,352,758	382.81%	801,144	144.66%
Research and development	153,482	43.43%	136,831	24.71%
Total operating expenses	1,506,240	426.24%	937,975	169.36%
Operating loss	(1,443,356)	(408.45)%	(772,180)	(139.43)%
Other income (expense):
Interest expense	(267,008)	(75.56)%	(740)	(0.13)%
Interest income	6,653	1.88%	8,458	1.53%
Loss on change in fair value of warrant liability	(148,766)	(42.10)%	-	-
Loss on issuance of convertible note	(322,359)	(91.22)%	-	-
Other expense, net	-	-	(115)	(0.02)%
Total other income (expense)	(731,480)	(207.00)%	7,603	1.37%
Net loss	$(2,174,836)	(615.45)%	$(764,577)	(138.06)%

Revenues. We generated revenues from sales of OneTest, BioCheck and from our CLIAx during the three months ended March 31, 2026 and 2025. Our total revenues decreased by $200,445, or 36.19%, to $353,375 for three months ended March 31, 2026 from $553,820 for the three months ended March 31, 2025. Such a decrease was due to decreases in our all of our revenue streams, as described in more detail below. The following table summarizes our revenues by product:

	March 31, 2026		March 31, 2025
	Amount	% of Revenues	Amount	% of Revenues
OneTest	$310,103	87.75%	$471,379	85.11%
BioCheck	21,547	6.10%	56,967	10.29%
CLIAx	21,725	6.15%	25,474	4.60%
Total revenues	$353,375		$553,820

Revenues from sales of OneTest decreased by $161,276, or 34.21%, to $310,103 for the three months ended March 31, 2026 from $471,379 for the three months ended March 31, 2025. This decrease was primarily due to a significant fire department customer’s renewal being delayed from the first quarter of last year to the second quarter of this year.

Revenues from sales of BioCheck decreased by $35,420, or 62.18%, to $21,547 for the three months ended March 31, 2026 from $56,967 for the three months ended March 31, 2025. This decrease continues a years-long decline since patents covering that product expired in 2021 and more direct competitors emerged.

Revenues from our CLIAx decreased by $3,749, or 14.72%, to $21,725 for the three months ended March 31, 2026 from $25,474 for the three months ended March 31, 2025. The decrease was primarily due to the timing of work performed related to the CLIAx client’s operations.

Cost of revenues. Our cost of revenues includes materials, labor, and laboratory expenses. Our cost of revenues decreased by $97,534, or 25.14%, to $290,491 for the three months ended March 31, 2026 from $388,025 for the three months ended March 31, 2025. As a percentage of revenues, cost of revenues was 82.20% and 70.06% for the three months ended March 31, 2026 and 2025, respectively. This increase was primarily due to the decreased revenues from OneTest and BioCheck while costs remained relatively stable (we have certain fixed costs associated with operating our testing lab which are not impacted by the number of tests performed), as illustrated by the table below.

	March 31, 2026				March 31, 2025
	Revenues	Cost of Revenues	Gross Profit	Gross Margin	Revenues	Cost of Revenues	Gross Profit	Gross Margin
OneTest	$310,103	$257,218	$52,885	17.05%	$471,379	$357,808	$113,571	24.09%
BioCheck	21,547	23,893	(2,346)	(10.89%)	56,967	24,265	32,702	57.40%
CLIAx	21,725	9,380	12,345	56.82%	25,474	5,952	19,522	76.64%
	$353,375	$290,491	$62,884	17.80%	$553,820	$388,025	$165,795	29.94%

Gross profit and gross margin. As a result of the foregoing, our gross profit decreased by $102,911, or 62.07%, to $62,884 for the three months ended March 31, 2026 from $165,795 for the three months ended March 31, 2025. Gross profit as a percentage of revenues (gross margin) was 17.80% and 29.94% for the three months ended March 31, 2026 and 2025, respectively.

Sales, general and administrative expenses. Our sales, general and administrative expenses include sales, marketing, office leases, overhead, executive compensation, legal, regulatory, government relations, and similar expenses. Our sales, general and administrative expenses increased by $551,614, or 68.85%, to $1,352,758 for the three months ended March 31, 2026 from $801,144 for the three months ended March 31, 2025. As a percentage of revenues, sales, general and administrative expenses were 382.81% and 144.66% for the three months ended March 31, 2026 and 2025, respectively. Such an increase was primarily due to increased expenses associated with our direct listing on Nasdaq which are not capitalized.

Research and development expenses. Our research and development expenses include clinical data acquisitions, laboratory validation and bridging studies, data analysis algorithms, and non-capitalizable machine learning software development. It also includes laboratory test validation and technical consultation. Our research and development expenses increased by $16,651, or 12.17%, to $153,482 for the three months ended March 31, 2026 from $136,831 for the three months ended March 31, 2025. As a percentage of revenues, research and development expenses were 43.43% and 24.71% for the three months ended March 31, 2026 and 2025, respectively. Such an increase was primarily due to further development of our longevity test which we launched during the first quarter of 2026.

Total other income (expense). We had total other expense, net, of $731,480 for the three months ended March 31, 2026, as compared to other income, net, of $7,603 for the three months ended March 31, 2025. Total other expense, net, for the three months ended March 31, 2026 consisted of a loss on issuance of convertible note of $322,359, interest expense of $267,008 and a loss in change in fair value of warrant liability of $148,766, offset by interest income of $6,653, while total other income, net, for the three months ended March 31, 2025 consisted of interest income of $8,458, offset by interest expense of $740 and other expense of $115.

Net loss. As a result of the cumulative effect of the factors described above, we generated a net loss of $2,174,836 for the three months ended March 31, 2026, as compared to $764,577 for the three months ended March 31, 2025, an increase of $1,410,259, or 184.45%.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $4,219,099. Historically, our sources of cash have included offerings of equity securities and cash generated from revenues.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,288,960)	$(488,293)
Net cash used in investing activities	(5,354)	-
Net cash provided by financing activities	4,487,426	262,338
Net increase (decrease) in cash and cash equivalents	3,193,112	(225,955)
Cash and cash equivalents at beginning of period	1,025,987	1,784,009
Cash and cash equivalent at end of period	$4,219,099	$1,558,054

Net cash used in operating activities was $1,288,960 for the three months ended March 31, 2026, as compared to $488,293 for the three months ended March 31, 2025. The net cash used in operating activities for the three months ended March 31, 2026 was mainly attributed to the net loss of $2,174,836 and the addition of non-cash adjustments that impact operating cashflows, which includes $128,440 of stock-based compensation, amortization of debt discount of $240,370, loss on issuance of convertible debt of $322,359, and a change in fair value of derivatively liability of $148,766. The remaining change was primarily attributed to net negative cash from changes in operating assets and liabilities of $68,870, including an increase in accounts payable of $111,941 and a decrease in accrued liabilities of $202,448.The net cash used in operating activities for the three months ended March 31, 2025 was mainly attributed to the net loss of $764,577 and the addition of non-cash adjustments that positively impact operating cashflows, which includes $129,650 of stock-based compensation. The remaining change was primarily attributed to net positive cash from changes in operating assets and liabilities of $125,022, including an increase in accounts payable of $111,092 and an increase in accrued liabilities of $129,413.

Net cash used in investing activities for the three months ended March 31, 2026 consisted of patents costs of $5,354. We had no investing activities for the three months ended March 31, 2025.

Net cash provided by financing activities was $4,487,426 for the three months ended March 31, 2026, as compared to $262,338 for the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2026 consisted of proceeds from the issuance of series E preferred stock described below of $5,000,000 and proceeds from the issuance of the convertible notes described below of $250,000, offset by offering costs of $737,574, while the net cash provided by financing activities for the three months ended March 31, 2025 consisted of proceeds from the issuance of series D preferred stock of $192,338 and proceeds from the issuance of convertible notes of $70,000.

Secured Convertible Promissory Notes

On November 17, 2025, we entered into a securities purchase agreement, or the Note Purchase Agreement, with Streeterville, pursuant to which we agreed to offer and sell to Streeterville secured convertible promissory notes in the aggregate principal amount of up to $570,000 and warrants to purchase a number of shares of common stock equal to $1,000,000 divided by the lower of (i) $8.00 and (ii) the Valuation based Bid Price or Compelling Evidence-based Bid Price, as submitted by us and accepted by The Nasdaq Stock Market, or Nasdaq, in connection with our direct listing application with Nasdaq and calculated in accordance with Nasdaq Listing Rule IM-5505-1, or the Nasdaq Price. On February 19, 2026, our direct listing was completed with a Nasdaq Price of $11.42.

On November 17, 2025, we issued to Streeterville a secured convertible promissory note in the principal amount of $295,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000, which, in addition to the original issue discount described below, includes $20,000 to pay Streeterville’s fees.

On February 9, 2026, we issued to Streeterville a secured convertible promissory note in the principal amount of $275,000 and a warrant to purchase 62,500 shares of common stock for a total purchase price of $250,000.

These notes carry an original issue discount of $25,000 and accrue interest at a rate of eight percent (8%) per annum with the principal amount and all accrued interest being due and payable six months (6) after issuance. We may prepay the notes upon ten (10) trading days’ notice; provided that if such prepayment is made after thirty (30) days following the issuance date, then we must pay a prepayment penalty in an amount equal to 110% of the amount being prepaid.

These notes are secured by all of our assets pursuant to a security agreement and an intellectual property security agreement, each entered into between the parties on November 17, 2025, and contain customary covenants and events of default for a loan of this type. Upon an event of default, the interest rate shall increase to fifteen percent (15%) per annum or the maximum rate permitted under applicable law. In addition, the notes contain certain triggering events that would increase the outstanding balance. Upon the occurrence of a Major Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to fifteen percent (15%) of the then outstanding balance, and upon the occurrence of a Minor Triggering Event (as defined in the notes), the outstanding balance would increase by an amount equal to five percent (5%) of the then outstanding balance.

At any time commencing on February 19, 2026 (the first day that our common stock commenced trading on Nasdaq), Streeterville may, at its election, convert all or any portion of the outstanding balance of the notes into shares of common stock at a conversion price of $6.80. Notwithstanding the foregoing, the notes provide that, on the date on which the Subsequent Registration Statement (as defined in the notes) is declared effective by the SEC, the notes shall automatically be exchanged for a number of shares of series E convertible preferred stock equal to the outstanding balance of the notes divided by $1,000.

As of March 31, 2026, the outstanding principal balance of the notes was $570,000, with accrued interest of $11,929. After giving effect to unamortized debt discount of $275,213, the net carrying value of the notes was $306,716.

Private Placement

On November 17, 2025, we also entered a securities purchase agreement, or the Preferred Purchase Agreement, with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000, or the Commitment Amount, of series E convertible preferred stock at a purchase price of $1,000 per share; (ii) 50,000 shares of common stock, or the Commitment Shares; (iii) 475,000 shares of common stock, or the Pre-Delivery Shares; and (iv) a warrant to purchase a number of shares of common stock equal to the Commitment Amount divided by the Nasdaq Price ($11.42).

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, we issued the Commitment Shares and the Pre-Delivery Shares to Streeterville for a purchase price of $4,750. At the second closing, which occurred on February 19, 2026, we issued 5,000 shares of series E convertible preferred stock and a warrant to purchase 3,502,627 shares of common stock at an exercise price of $11.42 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) for a purchase price of $5,000,000. At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, we may request that Streeterville purchase additional shares of series E convertible preferred stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to Streeterville. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value of all outstanding shares of series E convertible preferred stock plus accrued but unpaid interest held by Streeterville as of the applicable measurement date.

Pursuant to the Preferred Purchase Agreement, we shall have the right, at any time after the earlier of: (i) Streeterville owning 250 or fewer shares of series E convertible preferred stock and the unfunded Commitment Amount equaling zero, or (ii) the date that is three (3) years from the first closing (provided that we are not in default under the certificate of designation), to repurchase the Pre-Delivery Shares upon a written request delivered to Streeterville at a purchase price of $0.01 for each such Pre-Delivery Share (as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions).

Contractual Obligations

Our principal commitments consist mostly of obligations under the secured convertible promissory notes described above and the operating leases described under Item 2 “Properties” of the Annual Report. Other than indicated above, at March 31, 2026, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

In preparing our financial statements as of and for the three months ended March 31, 2026, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal year 2026, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of March 31, 2026. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended March 31, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

●	On February 19, 2026, we issued 5,000 shares of series E convertible preferred stock, at a purchase price of $1,000 per share, to Streeterville pursuant to a securities purchase agreement, dated November 17, 2025. See Note 10 of our unaudited condensed financial statements for a description of the conversion terms of these shares.

●	On February 25, 2026, we issued an aggregate of 91,535 shares of common stock upon the conversion of all principal and accrued interest in the aggregate amount of $760,955 due under convertible promissory notes issued in connection with equity crowdfunding offerings in 2025.

●	On March 2, 2026, we issued 4,193 shares of common stock to a service provider.

No underwriters were involved in these issuances. We believe that each of the issuances above was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

We did not repurchase any shares of our common stock during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended March 31, 2026 but was not reported.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.1 to the Semiannual Report on Form 1-SA filed on November 15, 2018)
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.2 to the Semiannual Report on Form 1-SA filed on September 8, 2023)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on April 30, 2025)
3.4	Certificate of Designation of Series E Convertible Preferred Stock of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 31, 2026)
3.5	Amended and Restated Bylaws of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on July 6, 2020)
4.1	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 19, 2026 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on March 31, 2026)
4.2	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 19, 2026 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on March 31, 2026)
4.3	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 9, 2026 (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on March 31, 2026)
4.4	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 9, 2026 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on March 31, 2026)
4.5	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on November 17, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 1-U filed on November 21, 2025)
4.6	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on November 17, 2025 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed on March 31, 2026)
4.7	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to David B. Frieman on April 19, 2022 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 1-K filed on April 30, 2025)
4.8	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to StartEngine Primary, LLC on December 31, 2021 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 1-K filed on April 30, 2025)
10.1	Secured Convertible Promissory Note issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 9, 2026 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 31, 2026)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2026	20/20 BIOLABS, INC.

/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Alan Bergman
	Name:	Alan Bergman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)