Form 10-Q
period 2026-06-30
20/20 Biolabs, Inc.
filed 2026-08-14
CIK 1139685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 14, 2026, there were 12,770,303 shares of common stock of the registrant issued and outstanding.

20/20 Biolabs, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

20/20 BIOLABS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

1

20/20 BIOLABS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,546,140	$1,025,987
Accounts receivable, net	291,486	199,954
Inventory	111,036	116,217
Prepaid expenses and other current assets	126,961	128,975
Total current assets	5,075,623	1,471,133
License agreement, net	265,518	271,143
Property and equipment, net	33,700	56,677
Intangible asset, net	205,985	202,264
Right-of-use assets, net	519,302	605,289
Deferred financing costs	-	1,507,794
Other assets	23,057	23,057
Total assets	$6,123,185	$4,137,357

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,026,809	$868,545
Accrued liabilities	743,001	785,784
Accrued dividends – Series E convertible preferred stock	121,662	-
Deferred revenue – current	467,033	414,871
Derivative liability – current	-	143,382
Convertible notes payable – current	-	74,611
Operating lease liability – current	192,731	175,948
Total current liabilities	2,551,236	2,463,141

Long-term liabilities:
Convertible notes payable, net	-	619,355
Deferred revenue – long-term	32,924	41,816
Derivative liabilities – long-term	-	543,545
Operating lease liability – long term	379,717	488,725
Total long-term liabilities	412,641	1,693,441

Total liabilities	2,963,877	4,156,582

Commitments and contingencies (Note 9)	-	-

Contingently redeemable convertible preferred stock:
Series E convertible preferred stock, $0.01 par value; 45,000 authorized; 5,228 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $6,273,600	1,538,608	-

Stockholders’ equity (deficit):
Series D preferred stock, $0.01 par value; 936,329 authorized; 0 and 101,565 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	1,016
Series C preferred stock, $0.01 par value; 3,340,909 authorized; 0 and 1,204,040 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	12,040
Series B preferred stock, $0.01 par value; 3,569,405 authorized; 0 and 1,471,487 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	14,715
Series A-2 preferred stock, $0.01 par value; 800,000 authorized; 0 and 442,402 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	4,424
Series A-1 preferred stock, $0.01 par value; 978,000 authorized; 0 and 651,465 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	6,515
Series A preferred stock, $0.01 par value; 1,303,000 authorized; 0 and 846,368 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	8,464
Common stock, $0.01 par value; 50,000,000 authorized; 12,251,198 and 5,442,249 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	122,512	54,422
Additional paid-in capital	38,426,586	33,126,398
Accumulated deficit	(36,928,398)	(33,247,219)
Total stockholders’ equity (deficit)	1,620,700	(19,225)
Total liabilities, contingently redeemable preferred stock and stockholders’ equity (deficit)	$6,123,185	$4,137,357

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$730,571	$535,060	$1,083,946	$1,088,880
Cost of revenues	425,844	371,796	716,335	759,822
Gross profit	304,727	163,264	367,611	329,058

Operating expenses:
Sales, general and administrative	1,291,318	814,811	2,644,076	1,615,955
Research and development	257,632	194,124	411,114	330,955
Total operating expenses	1,548,950	1,008,935	3,055,190	1,946,910

Operating loss	(1,244,223)	(845,671)	(2,687,579)	(1,617,852)

Other (expense) income:
Interest expense	(272,245)	(935)	(539,254)	(1,675)
Interest income	14,476	5,673	21,129	14,131
Loss on change in fair value of warrant liability	-	-	(148,766)	-
Loss on issuance of convertible note	(4,236)	-	(326,595)	-
Other expense, net	(115)	-	(115)	(115)
Total other (expense) income	(262,120)	4,738	(993,601)	12,341

Provision for income taxes	-	-	-	-

Net loss	(1,506,343)	(840,933)	(3,681,180)	(1,605,511)
Deemed dividend on warrant modifications	(1,124,676)	-	(1,124,676)	-
Preferred stock dividends	(121,662)	-	(175,854)	-
Net loss attributable to common stockholders	$(2,752,681)	$(840,933)	$(4,981,710)	$(1,605,511)

Basic and diluted net loss per common share	$(0.26)	$(0.17)	$(0.54)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	10,790,722	4,823,125	9,230,710	4,823,125

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	101,565	$1,016	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	5,442,249	$54,422	$33,126,398	$(33,247,219)	$(19,225)
Stock option expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	128,440	-	128,440
Conversion of series A preferred stock	-		-	-	-	-	-	-	-	-	(846,368)	(8,464)	846,368	8,464	-	-	-
Conversion of series A-1 preferred stock	-		-	-	-	-	-	-	(651,465)	(6,515)	-		651,465	6,515	-	-	-
Conversion of series A-2 preferred stock	-		-	-	-	-	(442,402)	(4,424)	-	-	-	-	442,402	4,424	-	-	-
Conversion of series B preferred stock	-		-	-	(1,471,487)	(14,715)	-	-	-	-	-	-	1,471,487	14,715	-	-	-
Conversion of series C preferred stock	-	-	(1,204,040)	(12,040)	-	-	-	-	-	-	-	-	1,204,040	12,040	-	-	-
Conversion of series D preferred stock	(101,565)	(1,016)	-	-	-	-	-	-	-	-	-	-	101,565	1,016	-	-	-
Conversion of convertible debt to common stock	-	-	-	-	-	-	-	-	-	-	-	-	105,686	1,057	1,190,393	-	1,191,450
Reclassification of derivative instruments															1,004,568		1,004,568
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	4,193	42	99,958	-	100,000
Common stock warrants issued as debt discount costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,160	-	16,160
Issuance of warrants in connection with issuance of series E convertible preferred stock															3,249,559		3,249,559
Offering costs in connection with issuance of series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	173,505	1,735	(890,773)	-	(889,038)
Accrued dividends on series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(54,192)	-	(54,192)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,174,836)	(2,174,836)
Balance, March 31, 2026	-	-	-	-	-	-	-	-	-	-	-	-	10,442,960	104,430	37,870,511	(35,422,055)	2,552,886
Stock option expense	-	-	-	-	-	-	-	-	-	-		-	-	-	371,300		371,300
Conversion of series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	1,767,440	17,674	225,345	-	243,019
Issuance of common stock for services	-	-	-	-	-	-	-	-					40,798	408	81,092	-	81,500
Accrued dividends on series E convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(121,662)	-	(121,662)
Deemed dividend on warrant modifications of $1,124,676	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,506,343)	(1,506,343)
Balance, June 30,2026	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	12,251,198	$122,512	$38,426,586	$(36,928,398)	$1,620,700

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2024	62,441	$624	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,823,125	$48,231	$30,947,601	$(28,734)	$(29,508,398)	$1,505,482
Stock option expense	-		-	-	-	-	-	-	-	-	-	-	-	-	129,650	-	-	129,650
Issuance of series D preferred	39,124	392	-	-	-	-	-	-	-	-	-	-	-	-	163,212	28,734	-	192,338
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(764,577)	(764,577)
Balance, March 31, 2025	101,565	$1,016	1,204,040	$12,040	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,823,125	$48,231	$31,240,463	$-	$(30,272,975)	$1,062,893
Stock option expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	129,650	-	-	129,650
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(840,933)	(840,933)
Balance June 30, 2025	101,565	$1,016	1,204,040	$12,043	1,471,487	$14,715	442,402	$4,424	651,465	$6,515	846,368	$8,464	4,823,125	$48,231	$31,370,113	$-	$(31,113,908)	$351,610

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,681,180)	$(1,605,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,610	33,304
Stock based compensation	499,740	259,300
Amortization of license fees	13,125	11,250
Issuance of common stock for services	181,500	-
Loss on issuance of convertible note	322,359	-
Amortization of right-of-use assets, net of liabilities	(6,238)	(3,676)
Amortization of debt discount	515,583	-
Change in fair value of derivative liability	148,766	-
Changes in operating assets and liabilities:
Accounts receivable	(91,532)	(38,979)
Inventory	5,181	(14,496)
Prepaid expenses and other assets	2,014	53,770
Accounts payable	158,265	184,333
Accrued liabilities	(29,883)	192,468
Deferred revenue	43,270	(94,161)
Net cash used in operating activities	(1,894,420)	(1,022,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets, including patents	(5,354)	-
License agreement	(7,500)	-
Net cash used in investing activities	(12,854)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	250,000	70,000
Proceeds from issuance of series D preferred stock	-	192,338
Proceeds from issuance of series E convertible preferred stock	6,000,000	-
Offering costs	(822,573)	-
Net cash provided by financing activities	5,427,427	262,338

Increase (decrease) in cash and cash equivalents	3,520,153	(760,060)
Cash and cash equivalents, beginning of period	1,025,987	1,784,009
Cash and cash equivalents, end of period	$4,546,140	$1,023,949

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash disclosures of cash flow information:
Conversion of preferred stock to common stock	$289,193	$-
Deferred offering costs – issuance of common stock and warrants as offering costs	$3,654,057	$-
Accrued dividends on series E convertible preferred stock	$121,662	$-
Deemed dividend on warrant modifications	$1,124,676	$-
Issuance of preferred stock for dividends on series E convertible preferred stock	$54,192	$-
Derivative liabilities recognized as debt discounts	$541,199	$-
Derivative liabilities reclassified to equity	$1,361,306	$-
Conversion of convertible notes payable and accrued interest to common stock	$834,812	$-
Conversion of convertible notes payable and accrued interest to Series E Preferred	$583,197	$-

See accompanying notes to the condensed financial statements

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed financial statements of 20/20 Biolabs, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The unaudited condensed financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Warrants – Warrants are accounted for as either equity or liability-classified based on ASC 480, Distinguishing Liabilities from Equity.” and ASC 815, Derivatives and Hedging. The warrant described in Note 10 is classified as equity and has been included in additional paid-in capital within stockholders’ equity (deficit).

Basic and Diluted Loss Per Share

Basic and Diluted Loss Per Share

The Company follows ASC 260, Earnings per Share, in computing earnings per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders, adjusted for the effect of potentially dilutive securities, if applicable, by the weighted-average number of common shares outstanding plus the effect of potentially dilutive securities.

Potential common shares include shares issuable upon the exercise of stock options and warrants and the conversion of convertible notes and preferred stock. The dilutive effect of stock options and warrants is generally determined using the treasury stock method, while the dilutive effect of convertible securities is generally determined using the if-converted method. Potential common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

The following tables present the weighted-average common shares used in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025, and the potentially dilutive securities excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding used in calculating basic earnings per share	10,790,722	4,823,125	9,230,710	4,823,125
Effect of dilutive securities	-	-	-	-
Weighted average common shares used in calculating diluted earnings per share	10,790,722	4,823,125	9,230,710	4,823,125

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Because the Company incurred a net loss for each period presented, all potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2026	2025	2026	2025
Because the Company incurred a net loss, the following potentially dilutive securities would be anti-dilutive and therefore are excluded from the computation of diluted EPS:
Warrants to purchase Common Stock	3,656,172	15,096	3,656,172	15,096
Options to purchase Common Stock	3,572,796	2,979,860	3,572,796	2,979,860
Series E Preferred Stock	11,743,000	-	11,743,000	-
Series D Preferred Stock	-	101,565	-	101,565
Series C Preferred Stock	-	1,204,040	-	1,204,040
Series B Preferred Stock	-	1,471,487	-	1,471,487
Series A-2 Preferred Stock	-	442,402	-	442,402
Series A-1 Preferred Stock	-	651,465	-	651,465
Series A Preferred Stock	-	846,368	-	846,368

Total potential common shares excluded	18,971,968	7,712,283	18,971,968	7,712,283

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

As of June 30, 2026, the Company had cash and cash equivalents of $4,546,140 and total working capital of $2,524,386. For the six months ended June 30, 2026, the Company incurred an operating loss of $2,687,579 and cash flows used in operating activities of $1,894,420.

The Company has incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, the Company has raised additional funding through a private placement of $6 million during the current year, which is anticipated to offset operational losses in the near term.

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

NOTE 3—DISAGGREGATION OF REVENUE AND CONTRACT LIABILITIES

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company’s revenue by contract type is as follows:

	Three Months Ended June 30,
	2026	2025
Revenues
OneTest	$695,947	$473,174
BioCheck	34,624	40,869
CLIAx	-	21,017
Total revenues	$730,571	$535,060

	Six Months Ended June 30,
	2026	2025
Revenues
OneTest	$1,006,050	$944,553
BioCheck	56,171	97,836
CLIAx	21,725	46,491
Total revenues	$1,083,946	$1,088,880

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Contract Liabilities

Deferred revenue represents contract liabilities that are recorded when cash payments are received or are due in advance of the Company’s satisfaction of performance obligations. The deferred revenue as of June 30, 2026 and December 31, 2025 was $499,957 and $456,687, respectively, and are related to OneTest and royalties.

The following table provides information about contract liabilities from contracts with customers as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
OneTest ‒ commercial clients	$375,233	$350,871
OneTest ‒ individuals	91,800	64,000
Royalty	32,924	41,816
Total deferred revenue	$499,957	$456,687
Less current portion	(467,033)	(414,871)
Long-term deferred revenue	$32,924	41,816

Significant changes in the contract liabilities balance during the six months ended June 30, 2026 are as follows:

Contract Liabilities
Balance, December 31, 2025	$456,687
Non-cancelable contracts with customers entered during the period	1,009,112
Revenue recognized related to non-cancelable contracts with customers during the period	(965,842)
Balance, June 30, 2026	$499,957

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Office equipment	$147,259	$147,259
Furniture and fixtures	57,691	57,691
Laboratory equipment	282,725	323,524
Vehicles	40,555	40,555
Leasehold improvements	12,221	12,221
Total property and equipment	540,451	581,250
Less accumulated depreciation	(506,751)	(524,573)
	$33,700	$56,677

Depreciation expense for the three months ended June 30, 2026 and 2025 was $11,487 and $14,662, respectively.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $22,977 and $31,671, respectively.

NOTE 5—INTANGIBLE ASSETS

Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Issued patents (amortized)	$31,840	$31,840
Unissued patents (unamortized)	212,504	207,150
Software development costs	4,654	4,654
Total patents	248,998	243,644
Less accumulated amortization	(43,013)	(41,380)
	$205,985	$202,264

Amortization expense for intangible assets for the three months ended June 30, 2026 and 2025 was $817 and $817, respectively. Amortization expense for intangible assets for the six months ended June 30, 2026 and 2025 was $1,633 and $1,633, respectively.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 6—OPERATING LEASES

The following was included in the condensed balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating lease right-of-use lease asset	$1,242,936	$1,242,936
Accumulated amortization	(723,634)	(637,647)
Net balance	$519,302	$605,289

Operating lease liability, current	192,731	175,948
Operating lease liability, long-term	379,717	488,725
Total operating lease liabilities	$572,448	$664,673

Weighted Average Remaining Lease Term – operating leases	34 months	40 months

Weighted Average Discount Rate – operating leases	4.2%	4.2%

Future minimum lease payments under operating leases as of June 30, 2026 were as follows:

2026 (remaining)	$105,103
2027	215,036
2028	220,460
2029	68,293
Total lease payments	608,892
Less imputed interest	(36,444)
Maturities of lease liabilities	$572,448

Lease expense for the three ended June 30, 2026 and 2025 amounted to $49,213 and $49,213, respectively. Lease expense for the six months ended June 30, 2026 and 2025 amounted to $98,426, respectively. Lease expense is expensed to cost of goods sold and selling, general and administrative expenses.

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

Secured Convertible Promissory Notes

On November 17, 2025, the Company entered into a securities purchase agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company agreed to offer and sell to Streeterville, in a private placement transaction, secured convertible promissory notes in the aggregate principal amount of up to $570,000 and warrants to purchase a number of shares of common stock equal to $1,000,000 divided by the lower of (i) $8.00 and (ii) the Valuation based Bid Price or Compelling Evidence-based Bid Price, as submitted by the Company and accepted by The Nasdaq Stock Market (“Nasdaq”) in connection with the Company’s direct listing application with Nasdaq and calculated in accordance with Nasdaq Listing Rule IM-5505-1 (the “Nasdaq Price”). On February 19, 2026, the Company’s direct listing was completed with a Nasdaq Price of $11.42. The Notes automatically convert into the Company’s Series E Preferred Stock upon the effectiveness of the Company’s registration statement.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

These notes carried an original issue discount of $25,000 and accrued interest at a rate of eight percent (8%) per annum with the principal amount and all accrued interest being due and payable six months (6) after issuance.

On April 10, 2026, all principal of $570,000 and accrued interest of $13,197 due under these notes was exchanged for 583 shares of series E convertible preferred stock in accordance with the terms of the notes. Immediately prior to conversion, the notes had a net carrying value of $339,560, after giving effect to an unamortized debt discount of $243,637 which was expensed to interest expense. The Company derecognized the carrying amount of the notes and the related accrued interest and recorded the issuance of the series E convertible preferred stock.

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

The warrants may be exercised at any time on or after February 19, 2026 and until February 28, 2027 at an initial exercise price of $8.00, which was decreased to $2.25 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) pursuant to a global amendment entered into between the parties on April 23, 2026 (the “Global Amendment”)(see Note 10).

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

NOTE 8—DERIVATIVE LIABILITIES

Issuance and revaluation of warrants

The fair value of the warrant-related derivative liabilities for the issuance and subsequent remeasurement was determined using the Black-Scholes option pricing model, a market-based valuation technique that incorporates significant unobservable inputs:

Volatility	72.1% – 77.6%
Risk-free interest rate	3.43% – 4.13%
Dividend yield	0.0%
Expected term	1.03 –1.50 years

Convertible debt conversion feature

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2026:

Amount
Fair value at December 31, 2025	$686,927
Derivative liability – issuance of warrants	354,361
Derivative liability – convertible debt conversion feature	186,837
Conversion of debt to equity	(1,005,256)
Reclassification to additional paid-in capital upon equity classification	(371,635)
Fair value adjustment to derivative liability – issuance of warrants and conversion feature	148,766
Fair value at June 30, 2026	$-

NOTE 9—COMMITMENTS AND CONTINGENCIES

License Agreements

License agreements as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
License agreements	$457,508	$450,008
Total license agreements	457,508	450,008
Less accumulated amortization	(191,990)	(178,865)
	$265,518	$271,143

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

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, the Company issued the Commitment Shares and the Pre-Delivery Shares to Streeterville for a purchase price of $4,750. At the second closing, which occurred on February 19, 2026, the Company issued 5,000 shares of series E convertible preferred stock and a warrant to purchase 3,502,627 shares of common stock at an initial exercise price of $11.42 per share, which was decreased to $2.25 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) on April 23, 2026 pursuant to the Global Amendment, for a purchase price of $5,000,000. At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, the Company may request that Streeterville purchase additional shares of series E convertible preferred stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to Streeterville. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value of all outstanding shares of series E convertible preferred stock plus accrued but unpaid interest held by Streeterville as of the applicable measurement date.

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

On June 16, 2026, the Company completed a third closing under the Preferred Purchase Agreement and issued 1,000 shares of series E convertible preferred stock for aggregate gross proceeds of $1,000,000. In connection with the issuance, the Company incurred placement agent fees of $60,000, which were recorded as a reduction of the carrying amount of the series E convertible preferred stock. Net proceeds received by the Company were $940,000.

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

The Company recognizes the series E convertible preferred stock as mezzanine equity in accordance with ASC 480, Distinguishing Liabilities from Equity.

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

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Conversion Rights. Each share of series E convertible preferred stock will be convertible at any time at the option of the holder into a number of shares of common stock determined by dividing the Stated Value of the shares being converted by a conversion price equal to the lower of $11.42 and a price equal to 89% of the lowest daily volume weighted average price of the common stock on its principal market during the ten (10) trading day period prior to the conversion date, but in no event lower than a floor price of 20% of the “Minimum Price” as defined in Nasdaq Rule 5635 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar dilutive stock issuance events), calculated as of the most recent issuance date. As of June 30, 2026, the floor price is $0.12. Notwithstanding the foregoing, the Company will not effect any conversion, and a holder will not have the right to convert, shares of series E convertible preferred stock to the extent that, after giving effect to the conversion, the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion.

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

On April 1, 2026, the Company issued 50 shares of series E convertible preferred stock as payment of quarterly dividends of $54,192. As of June 30, 2026, the Company had accrued dividends of $121,662 on its Series E convertible preferred stock. On July 1, 2026, the Company issued 122 shares of Series E convertible preferred stock in payment of the accrued dividends (see Note 12).

During the six months ended June 30, 2026, Streeterville converted an aggregate of 1,405 shares of series E convertible preferred stock into an aggregate of 1,767,440 shares common stock in accordance with the terms of the Certificate of Designation. The conversions resulted in the reclassification of an aggregate carrying amount of $243,019 from series E convertible preferred stock to stockholders’ equity.

As of June 30, 2026, there were 5,228 shares of series E convertible preferred stock issued and outstanding, with a carrying value of $1,538,608, and accrued and unpaid Preferred Returns totaled $121,662.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On February 19, 2026, the Company issued 173,505 shares of common stock to Maxim as partial compensation for its services in connection with the Company’s direct listing and included within stock offering costs (see Note 7).

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

During the six months ended June 30, 2026, the Company issued 44,991 shares of common stock, with a fair value of $181,500, as consideration for investor relation services.

As of June 30, 2026 and December 31, 2025, there were 12,251,198 and 5,442,249 shares of common stock issued and outstanding, respectively.

Stock Options

On March 3, 2026, the Company issued a non-qualified stock option under the Company’s 2022 Stock Incentive Plan for the purchase of 352,936 shares of common stock at an exercise price of $3.39 per share, which vests quarterly over four (4) years commencing on April 1, 2026. Management determines the value of options granted using the Black-Scholes option pricing model. The fair value of the stock option was determined using the Black-Scholes option pricing model for a total fair market value of $679,403.

On April 2, 2026, the Company issued (i) a non-qualified stock option under the Company’s 2022 Stock Incentive Plan for the purchase of 150,000 shares of common stock at an exercise price of $1.88 per share, which vested immediately, and (ii) a non-qualified stock option under the Company’s 2022 Stock Incentive Plan for the purchase of 100,000 shares of common stock at an exercise price of $1.88 per share, which vests 25% on the first anniversary of the date of grant and monthly thereafter for 36 months. Management determines the value of options granted using the Black-Scholes option pricing model. The fair value of the stock options was determined using the Black-Scholes option pricing model for a total fair market value of $335,169.

During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation of $499,740 and $259,300, respectively, which is an expense of $28,768 and $9,314 in cost of revenues, $303,442 and $199,178 in the sales, general and administrative expenses, and $167,530 and $50,808 in research and development, respectively. As of June 30, 2026, there was approximately $1,219,691 of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over approximately four years. As of June 30, 2026, 16,196 shares remained available for future issuance under the Plan.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

A summary of the Company’s non-qualified stock option activity is as follows:

	Total Options	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Options outstanding, December 31, 2025	2,969,860	$1.72	6.77
Granted	602,936	2.76	10.0
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding, June 30, 2026	3,572,796	$1.89	6.85
Options exercisable, June 30, 2026	2,826,085	$1.68	6.36

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for six months ended June 30, 2026:

Exercise price	$1.88 - $3.39
Share price	$1.88 - $2.95
Volatility	74.10% – 86.8%
Risk-free interest rate	3.63% - 4.03%
Dividend yield	0.0
Expected term	5.00 - 6.08 years

Warrants

On February 9, 2026, the Company issued a warrant to purchase 62,500 shares of common stock at an initial exercise price of $8.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Streeterville pursuant to the Note Purchase Agreement (see Note 7), which expires on February 28, 2027.

On February 9, 2026, the Company issued a five-year warrant to purchase 2,022 shares of common stock at an exercise price of $8.16 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Maxim as partial compensation for placement agent services (see Note 7).

On February 19, 2026, the Company issued a warrant to purchase 3,502,627 shares of common stock at an initial exercise price of $11.42 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Streeterville pursuant to the Preferred Purchase Agreement, which expires on November 30, 2026 (see Note 7).

On February 19, 2026, the Company issued a five-year warrant to purchase 24,057 shares of common stock at an exercise price of $13.704 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) to Maxim as partial compensation for placement agent services (see Note 7).

On April 23, 2026, the Company entered into the Global Amendment, pursuant to which the exercise price of the warrants issued to Streeterville on November 17, 2025, February 9, 2026 and February 16, 2026 (see Note 10) was reduced to $2.25 per share (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions). The Company has the right to terminate the global amendment within ninety (90) days of execution upon at least two (2) trading days’ written notice, during which time Streeterville may exercise the warrants at the foregoing price.

The Company evaluated the warrant modification in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the accounting guidance applicable to equity-classified freestanding warrants and concluded that the modified warrants continue to qualify for equity classification. The Company determined that the modification resulted in incremental fair value of approximately $1,124,676, representing the additional value conveyed to the warrant holders as a result of the reduction in the exercise price. Accordingly, the incremental fair value was recognized as a deemed dividend within stockholders’ equity, reducing income available to common stockholders in the calculation of basic and diluted earnings (loss) per share. The modification did not result in the recognition of an operating expense or liability in the accompanying condensed financial statements. The incremental fair value was measured as the excess of the fair value of the modified warrants immediately after the modification over the fair value of the original warrants immediately before the modification using the Black-Scholes option-pricing model.

20/20 BIOLABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

A summary of the Company’s warrant activity is as follows:

	Warrants	Weighted Average Exercise Price Per Share	Total Weighted Average Remaining Contractual Life
Warrants outstanding, December 31, 2025	64,966	$7.99	1.51
Granted	3,591,206	11.37	2.33
Exercised	-	-	-
Forfeited/Expired	-	-	-
Warrants outstanding, June 30, 2026	3,656,172	2.33	0.68
Warrants exercisable, June 30, 2026	3,656,172	$2.33	0.68

The following assumptions were used to calculate the warrant values:

Exercise price	$2.25 - $13.70
Share price	$1.62 -$11.42
Volatility	72.1% - 96.6%
Risk-free interest rate	3.43% - 4.13%
Dividend yield	0.0
Expected term	1.0 to 5.0 years

NOTE 11—RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance of $246,500 and $209,000, respectively, payable to members of its board of directors related to accrued but unpaid director fees. The balance is included in accrued expenses in the accompanying balance sheets.

The Company utilizes the services of the brother of the Chief Executive Officer, who is trained as a computer engineer and has over seven years’ experience with clinical lab operations, to oversee the Company’s laboratory information systems and patient/physician portals. During the six months ended June 30, 2026 and 2025, the Company paid $32,366 and $40,809, respectively, to this related party.

NOTE 12—SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after June 30, 2026 through August 14, 2026, the issuance date of these financial statements.

On July 1, 2026, the Company issued 122 shares of series E convertible preferred stock to Streeterville as payment of $121,662 of accrued dividends.

On July 8, 2026, the Company issued 160,436 shares of common stock, with a fair value of $93,000, as consideration for transfer agent services.

On July 9, 2026, 160 shares of series E convertible preferred stock were converted into 358,669 shares of common stock, resulting in a $50,000 reduction in Series E convertible preferred stock.

On July 16, 2026, the Company entered into a standstill agreement with Streeterville, pursuant to which Streeterville agreed that, for the period beginning on the date of the standstill agreement and ending on the date that is one hundred twenty (120) days thereafter, it would not seek to convert any shares of series E convertible preferred stock into common stock unless on any given trading day the common stock trades at a price that is at least ten percent (10%) greater than the “Minimum Price” as defined in Nasdaq Rule 5635; provided that this standstill agreement shall terminate immediately upon the occurrence of any breach of the standstill agreement or any Event of Default (as defined in the Certificate of Designation).

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

Recent Developments

On July 16, 2026, we entered into a standstill agreement with Streeterville Capital, LLC, or Streeterville, pursuant to which Streeterville agreed that, for the period beginning on the date of the standstill agreement and ending on the date that is one hundred twenty (120) days thereafter, it would not seek to convert any shares of series E convertible preferred stock into common stock unless on any given trading day the common stock trades at a price that is at least ten percent (10%) greater than the “Minimum Price” as defined in Nasdaq Rule 5635; provided that this standstill agreement shall terminate immediately upon the occurrence of any breach of the standstill agreement or any Event of Default (as defined in the certificate of designation relating to the series E convertible preferred stock).

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effective date of the registration statement relating to our direct listing, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$730,571	100.00%	$535,060	100.00%
Cost of revenues	425,844	58.29%	371,796	69.49%
Gross profit	304,727	41.71%	163,264	30.51%
Operating expenses:
Sales, general and administrative	1,291,318	176.75%	814,811	152.28%
Research and development	257,632	35.26%	194,124	36.28%
Total operating expenses	1,548,950	212.02%	1,008,935	188.56%
Operating loss	(1,244,223)	(170.31)%	(845,671)	(158.05)%
Other income (expense):
Interest expense	(272,245)	(37.26)%	(935)	(0.17)%
Interest income	14,476	1.98%	5,673	1.06%
Loss on change in fair value of warrant liability	-	-	-	-
Loss on issuance of convertible note	(4,236)	(0.58)%	-	-
Other expense, net	(115)	(0.02)%	-	-
Total other income (expense)	(262,120)	(35.88)%	4,738	0.89%
Net loss	$(1,506,343)	(206.19)%	$(840,933)	(157.17)%

Revenues. We generated revenues from sales of OneTest, BioCheck and from our CLIAx during the three months ended June 30, 2026 and 2025. Our total revenues increased by $195,511, or 36.54%, to $730,571 for three months ended June 30, 2026 from $535,060 for the three months ended June 30, 2025. Such an increase was due to a significant increase in OneTest sales, offset by slight decreases in revenues from BioCheck sales and from our CLIAx, as described in more detail below. The following table summarizes our revenues by product:

	Three Months Ended June 30, 2026		Three Months June 30, 2025
	Amount	% of Revenues	Amount	% of Revenues
OneTest	$695,947	95.26%	$473,174	88.43%
BioCheck	34,624	4.74%	40,869	7.64%
CLIAx	-	-	21,017	3.93%
Total revenues	$730,571		$535,060

Revenues from sales of OneTest increased by $222,773, or 47.08%, to $695,947 for the three months ended June 30, 2026 from $473,174 for the three months ended June 30, 2025. This increase was primarily due to an expansion of Maryland fire departments seeking the Company’s OneTest™ Multi-Cancer Early Detection (“MCED”) blood test through Maryland’s state-funded firefighter cancer screening grant program.

Revenues from sales of BioCheck decreased by $6,245, or 15.28%, to $34,624 for the three months ended June 30, 2026 from $40,869 for the three months ended June 30, 2025. This decrease was primarily due to continued years-long decline since patents covering that product expired in 2021 and more direct competitors emerged.

We did not generate any revenue from our CLIAx for the three months ended June 30, 2026, as compared to $21,017 for the three months ended June 30, 2025. The decrease was primarily attributable to a reduction in services provided to the CLIAx client during the 2026 period.

Cost of revenues. Our cost of revenues includes materials, labor, and laboratory expenses. Our cost of revenues increased by $54,048, or 14.54%, to $425,844 for the three months ended June 30, 2026 from $371,796 for the three months ended June 30, 2025. As a percentage of revenues, cost of revenues was 58.29% and 69.49% for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily attributable to revenue growth during the current quarter, with the associated decrease in costs partially offset by the fixed-cost nature of certain expenses related to operating our testing laboratory. The facility currently has capacity to support additional testing volumes without a proportionate increase in certain operating costs, as illustrated in the table below.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Revenues	Cost of Revenues	Gross Profit	Gross Margin	Revenues	Cost of Revenues	Gross Profit	Gross Margin
OneTest	$695,947	$399,440	$296,507	42.60%	$473,174	$327,631	$145,543	30.76%
BioCheck	34,624	26,404	8,220	23.74%	40,869	36,309	4,560	11.16%
CLIAx	-	-	-	-	21,017	7,856	13,161	62.62%
	$730,571	$425,844	$304,727	41.71%	$535,060	$371,796	$163,264	30.51%

Gross profit and gross margin. As a result of the foregoing, our gross profit increased by $141,463, or 86.65%, to $304,727 for the three months ended June 30, 2026 from $163,264 for the three months ended June 30, 2025. Gross profit as a percentage of revenues (gross margin) was 41.71% for the three months ended June 30, 2026, as compared to 30.51% for the three months ended June 30, 2025.

Sales, general and administrative expenses. Our sales, general and administrative expenses include sales, marketing, office leases, overhead, executive compensation, legal, regulatory, government relations, and similar expenses. Our sales, general and administrative expenses increased by $476,507, or 58.48%, to $1,291,318 for the three months ended June 30, 2026 from $814,811 for the three months ended June 30, 2025. As a percentage of revenues, sales, general and administrative expenses were 176.75% and 152.28% for the three months ended June 30, 2026 and 2025, respectively. Such an increase was primarily due to increased expenses associated with public company expenses including officer salary, stock options expense, professional fees and investor relations.

Research and development expenses. Our research and development expenses include clinical data acquisitions, laboratory validation and bridging studies, data analysis algorithms, and non-capitalizable machine learning software development. It also includes laboratory test validation and technical consultation. Our research and development expenses increased by $63,508, or 32.72%, to $257,632 for the three months ended June 30, 2026 from $194,124 for the three months ended June 30, 2025. As a percentage of revenues, research and development expenses were 35.26% and 36.28% for the three months ended June 30, 2026 and 2025, respectively. Such a decrease was primarily due to further development of our longevity test which we launched during the first quarter of 2026.

Total other income (expense). We had total other expense, net, of $262,120 for the three months ended June 30, 2026, as compared to other income, net, of $4,738 for the three months ended June 30, 2025. Total other expense, net, for the three months ended June 30, 2026 consisted of interest expense of $272,245, a loss on issuance of convertible note of $4,236 and other expense of $115, offset by interest income of $14,476. Total other income, net, for the three months ended June 30, 2025 consisted of interest income of $5,673, offset by interest expense of $935.

Net loss. As a result of the cumulative effect of the factors described above, we generated a net loss of $1,506,343 for the three months ended June 30, 2026, as compared to $840,933 for the three months ended June 30, 2025, an increase of $665,410, or 79.13%.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,083,946	100.00%	$1,088,880	100.00%
Cost of revenues	716,335	66.09%	759,822	69.78%
Gross profit	367,611	33.91%	329,058	30.22%
Operating expenses:
Sales, general and administrative	2,644,076	243.93%	1,615,955	148.41%
Research and development	411,114	37.93%	330,955	30.39%
Total operating expenses	3,055,190	281.86%	1,946,910	178.80%
Operating loss	(2,687,579)	(247.94)%	(1,617,852)	(148.58)%
Other income (expense):
Interest expense	(539,254)	(49.50)%	(1,675)	(0.15)%
Interest income	21,129	1.95%	14,131	1.30%
Loss on change in fair value of warrant liability	(148,766)	(13.72)%	-	-
Loss on issuance of convertible note	(326,595)	(30.13)%	-	-
Other expense, net	(115)	(0.01)%	(115)	(0.01)%
Total other income (expense)	(993,601)	(91.67)%	12,341	1.13%
Net loss	$(3,681,180)	(339.61)%	$(1,605,511)	(147.45)%

Revenues. We generated revenues from sales of OneTest, BioCheck and from our CLIAx during the six months ended June 30, 2026 and 2025. Our total revenues decreased by $4,934 or 0.45%, to $1,083,946 for six months ended June 30, 2026 from $1,088,880 for the six months ended June 30, 2025. Such a decrease was due to decreases in revenues from Biocheck and CLIAx sales, offset by an increase in revenues from OneTest sales as described in more detail below. The following table summarizes our revenues by product:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	% of Revenues	Amount	% of Revenues
OneTest	$1,006,050	92.81%	$944,553	86.75%
BioCheck	56,171	5.18%	97,836	8.99%
CLIAx	21,725	2.00%	46,491	4.27%
Total revenues	$1,083,946		$1,088,880

Revenues from sales of OneTest increased by $61,497, or 6.51%, to $1,006,050 for the six months ended June 30, 2026 from $944,553 for the six months ended June 30, 2025. This increase was primarily due an expansion of Maryland fire departments seeking the Company’s OneTest™ Multi-Cancer Early Detection (“MCED”) blood test through Maryland’s state-funded firefighter cancer screening grant program.

Revenues from sales of BioCheck decreased by $41,665, or 42.59%, to $56,171 for the six months ended June 30, 2026 from $97,836 for the six months ended June 30, 2025. This decrease continues a years-long decline since patents covering that product expired in 2021 and more direct competitors emerged.

Revenues from our CLIAx decreased by $24,766, or 53.27%, to $21,725 for the six months ended June 30, 2026 from $46,491 for the six months ended June 30, 2025. The decrease was primarily attributable to a reduction in services provided to the CLIAx client during the 2026 period.

Cost of revenues. Our cost of revenues decreased by $43,487, or 5.72%, to $716,335 for the six months ended June 30, 2026 from $759,822 for the six months ended June 30, 2025. As a percentage of revenues, cost of revenues was 66.09% and 69.78% for the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily due to the decreased revenues from BioCheck while costs remained relatively stable (we have certain fixed costs associated with operating our testing lab which are not impacted by the number of tests performed), as illustrated by the table below.

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Revenues	Cost of Revenues	Gross Profit	Gross Margin	Revenues	Cost of Revenues	Gross Profit	Gross Margin
OneTest	$1,006,050	$656,658	$349,392	34.73%	$944,553	$685,439	$259,114	27.43%
BioCheck	56,171	50,297	5,874	10.46%	97,836	60,575	37,261	38.09%
CLIAx	21,725	9,380	12,345	56.82%	46,491	13,808	32,683	70.03%
	$1,083,946	$716,335	$367,611	33.91%	$1,088,880	$759,822	$329,058	30.22%

Gross profit and gross margin. As a result of the foregoing, our gross profit increased by $38,553, or 11.72%, to $367,611 for the six months ended June 30, 2026 from $329,058 for the six months ended June 30, 2025. Gross profit as a percentage of revenues (gross margin) was 33.91% for the six months ended June 30, 2026, as compared to 30.22% for the six months ended June 30, 2025.

Sales, general and administrative expenses. Our sales, general and administrative expenses increased by $1,028,121, or 63.62%, to $2,644,076 for the six months ended June 30, 2026 from $1,615,955 for the six months ended June 30, 2025. As a percentage of revenues, sales, general and administrative expenses were 243.93% and 148.41% for the six months ended June 30, 2026 and 2025, respectively. Such an increase was primarily due to increased expenses associated with our direct listing on Nasdaq which are not capitalized.

Research and development expenses. Our research and development expenses increased by $80,159, or 24.22%, to $411,114 for the six months ended June 30, 2026 from $330,955 for the six months ended June 30, 2025. As a percentage of revenues, research and development expenses were 37.93% and 30.39% for the six months ended June 30, 2026 and 2025, respectively. Such an increase was primarily due to further development of our longevity test which we launched during the first quarter of 2026.

Total other income (expense). We had total other expense, net, of $993,601 for the six months ended June 30, 2026, as compared to other income, net, of $12,341 for the six months ended June 30, 2025. Total other expense, net, for the six months ended June 30, 2026 consisted of a loss on issuance of convertible note of $326,595, interest expense of $539,254, a loss in change in fair value of warrant liability of $148,766 and other expense of $115, offset by interest income of $21,129, while total other income, net, for the six months ended June 30, 2025 consisted of interest income of $14,131, offset by interest expense of $1,675 and other expense of $115.

Net loss. As a result of the cumulative effect of the factors described above, we generated a net loss of $3,681,180 for the six months ended June 30, 2026, as compared to $1,605,511 for the six months ended June 30, 2025, an increase of $2,075,669, or 129.28%.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $4,546,140. Historically, our sources of cash have included offerings of equity securities and cash generated from revenues.

We have incurred recent operating losses, which management anticipates may continue in the near term. To support ongoing operations and liquidity needs, subsequent to December 31, 2025, we have raised additional funding through a private placements of $6 million and convertible debt and bridge financing of $275,000. In addition, we have conducted a direct listing on Nasdaq as part of our capital-raising and strategic growth initiatives. Although management believes that the direct listing may enhance our access to public capital markets, there can be no assurance that such a transaction will be completed or that it will generate sufficient liquidity to fund operations.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(1,894,420)	$(1,022,398)
Net cash used in investing activities	(12,854)	-
Net cash provided by financing activities	5,427,427	262,338
Net increase (decrease) in cash and cash equivalents	3,520,153	(760,060)
Cash and cash equivalents at beginning of period	1,025,987	1,784,009
Cash and cash equivalent at end of period	$4,546,140	$1,023,949

Net cash used in operating activities was $1,894,420 for the six months ended June 30, 2026, as compared to $1,022,398 for the six months ended June 30, 2025. The net cash used in operating activities for the six months ended June 30, 2026 was mainly attributed to the net loss of $3,681,180 and the addition of non-cash adjustments that impact operating cashflows, which includes $499,740 of stock-based compensation, loss on issuance of convertible debt of $322,359, shares issued for services of $181,500, amortization of debt discount of $515,583, and a change in fair value of derivatively liability of $148,766. The remaining change was primarily attributed to net negative cash from changes in operating assets and liabilities of $87,315 including an increase in accounts payable of $158,265 and a decrease in accrued liabilities of $29,883. Net cash used in operating activities for the six months ended June 30, 2025 was mainly attributed to the net loss of $1,605,511 and primarily the addition of non-cash adjustments that positively impact operating cashflows, which includes $259,300 of stock-based compensation and depreciation and amortization of $33,304. The remaining change was primarily attributed to net positive cash from changes in operating assets and liabilities of $282,935.

Net cash used in investing activities for the six months ended June 30, 2026 consisted of patents costs of $5,354 and license costs of $7,500. We had no investing activities for the six months ended June 30, 2025.

Net cash provided by financing activities was $5,427,427 for the six months ended June 30, 2026, as compared to $262,338 for the six months ended June 30, 2025. The net cash provided by financing activities for the six months ended June 30, 2026 consisted of proceeds from the issuance of series E convertible preferred stock described below of $6,000,000 and proceeds from the issuance of convertible notes of $250,000, offset by offering costs of $822,573, while the net cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from the issuance of convertible notes of $70,000 and proceeds from the issuance of series D preferred stock of $192,338.

Private Placement

On November 17, 2025, we entered a securities purchase agreement, or the Preferred Purchase Agreement, with Streeterville, pursuant to which we agreed to offer and sell to Streeterville (i) up to $40,000,000, or the Commitment Amount, of series E convertible preferred stock at a purchase price of $1,000 per share; (ii) 50,000 shares of common stock, or the Commitment Shares; (iii) 475,000 shares of common stock, or the Pre-Delivery Shares; and (iv) a warrant to purchase a number of shares of common stock equal to the Commitment Amount divided by the Nasdaq Price ($11.42).

The Preferred Purchase Agreement provides for closings in multiple tranches. At the first closing, which occurred on November 17, 2025, we issued the Commitment Shares and the Pre-Delivery Shares to Streeterville for a purchase price of $4,750. At the second closing, which occurred on February 19, 2026, we issued 5,000 shares of series E convertible preferred stock and a warrant to purchase 3,502,627 shares of common stock at an initial exercise price of $11.42 per share, which was decreased to $2.25 (subject to standard adjustments for stock splits, stock dividends, recapitalizations and similar transactions) pursuant to a global amendment entered into between the parties on April 23, 2026, for a purchase price of $5,000,000. At any time and from time to time following the second closing and ending two (2) years thereafter, subject to the satisfaction of certain conditions set forth in the Preferred Purchase Agreement, which includes, among others, certain trading volume requirements, we may request that Streeterville purchase additional shares of series E convertible preferred stock, at a purchase price of $1,000 per share, in an amount of no more than the Maximum Purchase Amount and no less than $250,000 by providing a written notice of such request to Streeterville. “Maximum Purchase Amount” means $40,000,000 less the total Stated Value of all outstanding shares of series E convertible preferred stock plus accrued but unpaid interest held by Streeterville as of the applicable measurement date.

On June 16, 2026, we completed a third closing under the Preferred Purchase Agreement and issued 1,000 shares of series E convertible preferred stock for aggregate gross proceeds of $1,000,000 and net proceeds of $940,000.

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

Contractual Obligations

Our principal commitments consist mostly of obligations under the secured convertible promissory notes described above and the operating leases described under Item 2 “Properties” of the Annual Report. Other than indicated above, at June 30, 2026, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

In preparing our financial statements as of and for the three months ended June 30, 2026, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal year 2026, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of June 30, 2026. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended June 30, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

●	On April 7, 2026, we issued 37,129 shares of common stock to a service provider.

●	On April 27, 2026, we issued 3,669 shares of common stock to a service provider.

No underwriters were involved in these issuances. We believe that each of the issuances above was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

We did not repurchase any shares of our common stock during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended June 30, 2026 but was not reported.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.1 to the Semiannual Report on Form 1-SA filed on November 15, 2018)
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.2 to the Semiannual Report on Form 1-SA filed on September 8, 2023)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on April 30, 2025)
3.4	Certificate of Designation of Series E Convertible Preferred Stock of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K filed on March 31, 2026)
3.5	Amended and Restated Bylaws of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 2.3 to the Annual Report on Form 1-K filed on July 6, 2020)
3.6	Amendment No. 1 to Amended and Restated Bylaws of 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 26, 2026)
4.1	Global Amendment, dated April 23, 2026, between Streeterville Capital, LLC and 20/20 Biolabs, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 28, 2026)
4.2	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 19, 2026 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on March 31, 2026)
4.3	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 19, 2026 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on March 31, 2026)
4.4	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on February 9, 2026 (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on March 31, 2026)
4.5	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on February 9, 2026 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on March 31, 2026)
4.6	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Streeterville Capital, LLC on November 17, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 1-U filed on November 21, 2025)
4.7	Warrant to Purchase Shares of Common Stock issued by 20/20 Biolabs, Inc. to Maxim Partners LLC on November 17, 2025 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed on March 31, 2026)
4.8	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to David B. Frieman on April 19, 2022 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 1-K filed on April 30, 2025)
4.9	Warrant to Purchase Common Stock issued by 20/20 Biolabs, Inc. to StartEngine Primary, LLC on December 31, 2021 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 1-K filed on April 30, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	20/20 BIOLABS, INC.

/s/ Jonathan Cohen
Name: Jonathan Cohen
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Alan Bergman
Name: Alan Bergman
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

